Form 10-K
period 1996-12-31
VALLEY FORGE LIFE INSURANCE CO
filed 1997-03-31
CIK 1007008

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE YEAR ENDED DECEMBER 31, 1996.            COMMISSION FILE NUMBER 333-1087

                           --------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY

             (Exact name of registrant as specified in its charter)


         Pennsylvania                                        23-6200031
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

           CNA Plaza
        Chicago, Illinois                                    60685
(Address of principal executive offices)                    (Zip Code)

                                 (312) 822-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ x ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

    As of March 3, 1997, 50,000 shares of Common Stock (all held by an affiliate, Continental Assurance Company) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

     THE REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION J(1)
(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.
================================================================================

                      VALLEY FORGE LIFE INSURANCE COMPANY

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1996

  Item                                                                     Page
 Number                               PART I                              Number
--------                                                                  ------
   1           Business...............................................       3

   2           Properties.............................................       6

   3           Legal Proceedings......................................       6

   4           Submission of Matters to a Vote of Security Holders....       6

                                     PART II

   5           Market for the Registrant's Common Stock and
                 Related Stockholder Matters..........................       9

   6           Selected Financial Data................................       9

   7           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................      10

   8           Financial Statements and Supplementary Data............      17

   9           Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure...............      39

                                    PART III

   10          Directors and Executive Officers of the Registrant.....      39

   11          Executive Compensation.................................      39

   12          Security Ownership of Certain Beneficial Owners
                 and Management.......................................      39

   13          Certain Relationships and Related Transactions.........      39

                                     PART IV

   14          Financial Statements, Schedules, Exhibits
                 and Reports on Form 8-K..............................      40

                                     PART I

ITEM 1.  BUSINESS

    Valley Forge Life Insurance Company ("VFL" or "the Company") was incorporated under the laws of the Commonwealth of Pennsylvania on August 9,
1956 and began its operations on December 1, 1956. VFL is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNA). Loews Corporation owns approximately 84% of the outstanding common stock of CNA.

    Effective December 31, 1985, pursuant to a Reinsurance Pooling Agreement, VFL began ceding all of its business to its parent, Assurance. This business is then pooled with the business of Assurance, excluding Assurance's participating contracts and separate accounts, and 10% of the combined net pool is retroceded to VFL. This agreement was amended effective July 1, 1996, for the purpose of also excluding the separate accounts of VFL.

     VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, and life insurance policies and individual annuities. Group insurance products include life, accident and health, consisting primarily of major medical and hospitalization and pension products.

     Products developed in 1996 included a portfolio of variable products and new universal life products which are expected to be marketed in 1997. These products offer investors the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts will be invested in corresponding investment portfolios where the investment risk is borne by the investor while payments allocated to the guaranteed income account will earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

COMPETITION

    VFL is engaged in a business that is highly competitive due to the large number of stock and mutual life insurance companies and other entities marketing insurance products. The combined operations of VFL and Assurance compete for both producers and customers and Assurance and VFL must continuously allocate resources to refine and improve insurance products and services. There are approximately 1,770 companies selling life insurance (including health insurance and pension products) in the United States. The combined companies of VFL and Assurance rank as the twenty-second largest life insurance organization based on 1995 consolidated net written premiums.

REGULATION

    VFL is subject to the laws of the Commonwealth of Pennsylvania governing insurance companies and to the regulations of the Pennsylvania Department of Insurance (the "Insurance Department"). Regulation by the Insurance Department includes periodic examination to determine, among other items, contract liabilities and reserves so that the Insurance Department may certify that these items are correct. VFL's books and accounts are subject to review by the Insurance Department at all times.

    In addition, VFL is subject to regulation under the insurance laws of all jurisdictions in which it operates. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to various matters, including licensing to transact business, overseeing trade practices, licensing agents, approving contract forms, establishing reserve requirements, fixing maximum interest rates on life insurance contract loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amounts of investments permitted.

    Further, many states regulate affiliated groups of insurers, such as VFL and its affiliates, under insurance holding company legislation. Under such laws, inter-company transfers of assets and dividend payments from insurance subsidiaries may be subject to prior notice or approval, depending on the size of the transfer payments in relation to the financial positions of the companies involved.

    Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed as a result of the insolvencies of other insurers. The assessments are based on formulas, subject to prescribed limits, and are intended to fund the benefits and continuation of coverage for policyholders of the insolvent insurers. Most of these laws provide that an assessment may be excused or deferred if it would threaten an insurer's own solvency.

    Although the Federal government generally does not directly regulate the business of insurance, Federal initiatives often have an impact on the business in a variety of ways. Certain insurance products of VFL are subject to various Federal securities laws and regulations. In addition, current and proposed Federal measures that may significantly affect the insurance business include regulation of insurance company solvency, employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business, tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles.

     After failing to enact the massive health reform introduced in 1994, Congress passed a health insurance reform bill in August of 1996 and the President signed it into law (P.L. 104-191) on August 21, 1996. The new law does little for Americans without health insurance but it will protect those who have health insurance from losing it. The 105th Congress is expected to consider additional incremental health care reform as it attempts to provide greater access and affordability to Americans. Among the bills that have been introduced this year are measures that would allow small businesses to band together to form association health plans to buy insurance; bar the use of clauses restricting what doctors can tell patients about treatment options; restructure the Medicare program; subsidize health insurance for uninsured children; and limit or prohibit underwriting on the basis of genetic information. We cannot predict if any of these proposals will be enacted or the extent to which they may affect the insurance industry.

    In recent years increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress resulted in the National Association of Insurance Commissioners (NAIC) developing industry minimum Risk-Based Capital (RBC) requirements, establishing a formal state accreditation process designed to more closely regulate for solvency, minimizing the diversity of approved statutory accounting and actuarial practices, and increasing the annual statutory statement disclosure requirements.

    The RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1996, VFL has capital in excess of the Company Action Level.



CERTAIN AGREEMENTS

    VFL is party to the Intercompany Pooling Agreement with Assurance which is discussed above and in the Notes to VFL's Financial Statements included herein. In addition, VFL is party to the CNA Intercompany Expense Agreement whereby expenses incurred by CNA and each of its subsidiaries are allocated to the appropriate company. All acquisition and underwriting expenses allocated to VFL are further subject to the Intercompany Pooling Agreement, so that acquisition and underwriting expenses recognized by VFL approximate ten percent of the combined acquisition and underwriting expenses of VFL and Assurance. For information regarding expenses pursuant to the CNA Intercompany Expense Agreement see Note 8 of the Notes to Financial Statements.



REINSURANCE

    Information as to VFL's reinsurance business is set forth in Note 7 of the Financial Statements.



EMPLOYEE RELATIONS

    At December 31, 1996, VFL had no employees as it has contracted with Casualty for services provided by Casualty employees. Casualty has experienced satisfactory labor relations and has never had work stoppages due to labor disputes.


BUSINESS SEGMENTS

    Information as to VFL's business segments is set forth in Note 10 of the Financial Statements.



INVESTMENTS

    Information as to VFL's investments is set forth in Note 2 of the Financial Statements.

ITEM 2.  PROPERTIES

    VFL does not own or directly lease any office space. VFL reimburses Casualty for its proportionate share of office facilities.



ITEM 3.  LEGAL PROCEEDINGS

    Reference is hereby made to Note 9 of the Notes to Financial Statements.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Omitted pursuant to General Instruction J(2) (c) of Form 10-K.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



                            POSITION AND
                          OFFICES HELD WITH
                             REGISTRANT                  PRINCIPAL OCCUPATION
          NAME                                 AGE      DURING PAST FIVE YEARS


  Dennis H. Chookaszian  Chairman of the       53    Chairman of the Board and
                         Board and Chief             Chief Executive Officer of
                         Executive Officer,          the CNA Insurance Companies
                         CNA Insurance               since September 1992. Prior
                         Companies and               thereto,  Mr. Chookaszian
                         Director                    was President and Chief
                                                     Operating Officer of the
                                                     CNA Insurance Companies.
                                                     Mr. Chookaszian has served
                                                     as a Director of the
                                                     Registrant since April
                                                     1978.

  Philip L. Engel        President, Director   56    President of the CNA
                                                     Insurance Companies since
                                                     September 1992. Prior
                                                     thereto, Mr. Engel was
                                                     Executive Vice President of
                                                     the CNA Insurance
                                                     Companies.  Mr. Engel has
                                                     served as a Director of
                                                     Registrant since September
                                                     1992.

  William J. Adamson,    Senior Vice           44    Senior Vice President of
  Jr.                    President                   the CNA Insurance Companies
                                                     since November 1995;
                                                     Group Vice President of the
                                                     CNA Insurance  Companies
                                                     from    April   1993
                                                     through October 1995. Prior
                                                     thereto, Mr. Adamson was
                                                     Vice President of the CNA
                                                     Insurance  Companies
                                                     from May 1987 through April
                                                     1993.

  James P. Flood         Senior Vice           46    Senior Vice President of
                         President                   the CNA Insurance Companies
                                                     since May 1995; Senior Vice
                                                     President of The
                                                     Continental Insurance
                                                     Company from October 1992
                                                     through May 1995.  Prior
                                                     thereto, Mr. Flood was Vice
                                                     President of The
                                                     Continental Insurance
                                                     Company from August 1991
                                                     through May 1995.

  Michael C. Garner      Senior Vice           44    Senior Vice President of
                         President, Director         the CNA Insurance Companies
                                                     since September 1993. Prior
                                                     thereto, Mr. Garner was a
                                                     partner of Coopers and
                                                     Lybrand LLP.  Mr. Garner
                                                     has served as a Director of
                                                     the Registrant since
                                                     October 1996.

  Bernard L.             Senior Vice           50    Senior Vice President of
  Hengesbaugh            President                   the CNA Insurance Companies
                                                     since November 1990.

  Peter E. Jokiel        Senior Vice           49    Senior Vice President and
                         President, Chief            Chief Financial Officer
                         Financial Officer,          since November 1990.  Mr.
                         Director                    Jokiel has served as a
                                                     Director of the Registrant
                                                     since July 1992.

  Jonathan D. Kantor     Senior Vice           41    Group Vice President of the
                         President*                  CNA Insurance Companies
                                                     since April 1994.  Prior
                                                     thereto, partner at the law
                                                     firm of Shea & Gould. **

  Donald M. Lowry        Senior Vice           67    Senior Vice President,
                         President,                  Secretary and General
                         Secretary, General          Counsel since August 1992.
                         Counsel                     Prior thereto, Mr. Lowry
                                                     was Senior Vice President
                                                     and General Counsel of the
                                                     CNA Insurance Companies.

  Patricia L. Kubera     Group Vice            41    Group Vice President and
                         President,                  Controller of the CNA
                         Controller,                 Insurance Companies since
                         Director                    January 1993.Prior thereto,
                                                     Ms. Kubera was Assistant
                                                     Vice President of the CNA
                                                     Insurance Companies.  Ms.
                                                     Kubera has served as a
                                                     Director of the Registrant
                                                     since November 1994.

  Carolyn L. Murphy      Senior Vice           52    Senior Vice President of
                         President                   the CNA Insurance Companies
                                                     since November 1990.

  William H. Sharkey,    Senior Vice           48    Senior Vice President of
  Jr.                    President, Director         the CNA Insurance Companies
                                                     since January 1994.  Prior
                                                     thereto, Mr. Sharkey was
                                                     Senior Vice President of
                                                     Cigna Healthcare from
                                                     October 1991 through
                                                     February 1994.  Mr. Sharkey
                                                     has served as a Director of
                                                     the Registrant since
                                                     November 1994.

                           POSITION AND
                           OFFICES HELD
                          WITH REGISTRANT               PRINCIPAL OCCUPATION
          NAME                               AGE       DURING PAST FIVE YEARS

  Adrian M. Tocklin      Senior Vice         45    Senior Vice President of the
                         President                 CNA Insurance Companies since
                                                   May 1995; President of The
                                                   Continental Insurance Company
                                                   from June 1994 through May
                                                   1995; Executive Vice
                                                   President of  The Continental
                                                   Insurance Company from August
                                                   1991 through June 1994.
                                                   Prior thereto, Ms. Tocklin
                                                   was Senior Vice President of
                                                   The Continental Insurance
                                                   Company.

  Jae L. Wittlich        Senior Vice         54    Senior Vice President of the
                         President                 CNA Insurance Companies since
                                                   November 1990.

  David W. Wroe          Senior Vice         50    Senior Vice President of the
                         President                 CNA Insurance Companies since
                                                   June 1996.  Prior thereto,
                                                   Mr. Wroe was President of
                                                   Agency Management Systems
                                                   from  August  1991 through
                                                   June 1996.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

*Mr. Kantor will succeed Donald Lowry as Senior Vice President, Secretary and General Counsel of the CNA Insurance Companies effective April 1, 1997.

**Shea & Gould declared bankruptcy in 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

(a)      There is no established public trading market for VFL's common stock.

(b)      CAC owns all of the common stock of VFL.

(c) VFL has declared no cash dividends on its common stock in 1995, 1996 or 1997 through the date of filing this Form 10-K.



ITEM 6.  SELECTED FINANCIAL DATA

    OMITTED PURSUANT TO GENERAL INSTRUCTION J (2) (A) OF FORM 10-K.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNA). Loews Corporation owns approximately 84% of the outstanding common stock of CNA.

     The operations, assets and liabilities of VFL and its parent, Assurance, are managed, to a large extent, on a combined basis. Effective December 31, 1985, pursuant to a Reinsurance Pooling Agreement, VFL began ceding all of its business to its parent, Assurance. This business is then pooled with the business of Assurance, excluding Assurance's participating contracts and separate accounts, and 10% of the combined net pool is retroceded to VFL. This agreement was amended effective July 1, 1996, for the purpose of also excluding the separate accounts of VFL.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, and life insurance policies and individual annuities. Group insurance products include life, accident and health, consisting primarily of major medical and hospitalization and pension products.

     Products developed in 1996 included a portfolio of variable products and new universal life products which are expected to be marketed in 1997. These products will offer investors the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts will be invested in corresponding investment portfolios where the investment risk is borne by the investor while payments allocated to the guaranteed income account will earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

RESULTS OF OPERATIONS:

    The following table summarizes key components of VFL's operating results for each of the last three years.

Year Ended December 31                                1996            1995           1994
----------------------------------------------------------------------------------------------
(In thousands of dollars)
OPERATING SUMMARY
  (excluding realized investment gains/losses):
Revenues:
     Individual premium                            $    52,572     $    48,368     $   37,691
     Group premium                                     272,914         248,285        225,289
----------------------------------------------------------------------------------------------
        Total premiums                                 325,486         296,653        262,980
----------------------------------------------------------------------------------------------
Net investment income                                   29,312          31,494         22,759
Other                                                    8,217           4,818          4,789
----------------------------------------------------------------------------------------------
        Total revenues                                 363,015         332,965        290,528
Total benefits and expenses                            342,039         312,038        274,439
----------------------------------------------------------------------------------------------
     Operating income before income tax                 20,976          20,927         16,089
Income tax expense                                      (7,358)         (7,376)        (5,681)
----------------------------------------------------------------------------------------------
     Net operating income
     (excluding realized investment gains/losses)  $    13,618     $    13,551     $   10,408
==============================================================================================
SUPPLEMENTAL FINANCIAL DATA:
Net operating income:
     Individual                                    $     8,209     $     5,597     $    3,119
     Group                                               5,409           7,954          7,289
----------------------------------------------------------------------------------------------
        Net operating income                            13,618          13,551         10,408
     Net realized investment gains (losses)              3,101           8,959         (2,926)
----------------------------------------------------------------------------------------------
     Net income                                    $    16,719     $    22,510     $    7,482
==============================================================================================

     VFL's revenues, excluding net realized investment gains/losses, were up 9.0% to $363.0 million for 1996 as compared to $333.0 million for 1995 and up 25.0% from $290.5 million for 1994. Premiums for 1996 were up 9.7% to $325.5 million as compared to $296.7 million for 1995 and up 23.8% from 1994 premiums of $263.0 million. The largest portion of this increase was due to the increase in group premiums, reflecting the growth in the Federal Employees Health Benefits Program. Individual premium increased primarily due to increased sales of VFL's Viaterm life product that was first introduced in late 1994.

    VFL's investment income increased from $22.8 million in 1994 to $31.5 million in 1995 and decreased to $29.3 million in 1996. The decrease in 1996 is mainly due to the negative cash flow experienced in 1996 resulting in a reduction in the total investment portfolio.

    VFL's net operating income excluding net realized investment gains/losses was $13.6 million for 1996, compared to $13.6 million and $10.4 million for 1995 and 1994, respectively.

    Net realized investment gains, net of tax, amounted to $3.1 million in 1996, compared to $9.0 million in 1995 and losses of $2.9 million in 1994. Net realized investment gains for 1996 were primarily realized on sales of fixed maturities.

FINANCIAL CONDITION:

    Assets totaled $1,947 million at December 31, 1996, an increase of 18.6% over 1995 and 34.6% over 1994. VFL's cash and invested assets of $452 million decreased by $53 million, or 10.5%, over the 1995 level of $505 million, and increased $12 million over the 1994 level of $440 million.

    VFL's stockholder's equity was approximately $200 million at December 31, 1996, compared to $195 million and $156 million at December 31, 1995 and 1994, respectively. The increase in stockholder's equity in 1996 is due to net income of $16.7 million offset by a $12.6 million decrease in net unrealized investment gains. The increase in stockholder's equity in 1995 was primarily due to net income of $22.5 million which was partially offset by $4.5 million of net unrealized investment losses.

--------------------------------------------------------------------------------
                               Statutory                      Stockholder's
                                Surplus         Assets *         Equity *
--------------------------------------------------------------------------------
(In thousands of dollars)

December 31, 1996              $ 124,324      $ 1,947,296      $ 199,540
December 31, 1995                129,912        1,641,438        195,472
December 31, 1994                122,267        1,447,122        156,196
December 31, 1993                117,650        1,258,039        153,249
December 31, 1992                115,660        1,122,762        144,873
--------------------------------------------------------------------------------
* In accordance with generally accepted accounting principles

INVESTMENTS:

    The following table summarizes VFL's investments shown at cost or amortized cost for each of the last two years.

DISTRIBUTION OF INVESTMENTS
-----------------------------------------------------------------------------------------------
December 31                                         1996        %               1995        %
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturites:
        U.S. Treasuries and
          government agencies                   $ 117,213      27.5%       $   186,083    42.1%
        Asset backed                              113,376      26.6             84,785    19.2
        Other debt securities                      90,843      21.4             76,533    17.4
-----------------------------------------------------------------------------------------------
        Total fixed maturites                     321,432      75.5            347,401    78.7
Common stocks                                       1,073       0.3              1,074     0.2
Policy loans                                       60,267      14.2             56,008    12.7
Short-term investments                             42,757      10.0             37,184     8.4
-----------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                   $ 425,529     100.0%       $   441,667   100.0%
===============================================================================================
INVESTMENTS AT CARRYING VALUE*                  $ 427,049                  $   462,650
===============================================================================================
* As reported in the Balance Sheet

    As mentioned previously, the operations, assets and liabilities of VFL and Assurance are, to a large extent, managed on a combined basis. The investment portfolio is managed to maximize after-tax investment return while minimizing credit risks with investments concentrated in high quality securities to support its insurance underwriting operations. The investment portfolios segregated for the purpose of supporting policy liabilities for universal life, annuities and other interest sensitive products are held by Assurance.

     VFL has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of VFL's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations, or other similar factors. Accordingly, the fixed maturity securities are classified as available-for-sale. See Note 2 of the Financial Statements for further information.

    The investment portfolio consists primarily of high quality marketable fixed maturities, approximately 98% of which are rated as investment grade at both December 31, 1996 and 1995.

    The following table summarizes the ratings of VFL's fixed maturity debt portfolio at carrying value (market):
--------------------------------------------------------------------------------
December 31                              1996       %          1995      %
--------------------------------------------------------------------------------
(In thousands of dollars)

U.S. government and
 affiliated securities                 $115,926    36.1%     $280,057   76.2%
Other AAA rated                         127,910    39.8        22,007    6.0
AA and A rated                           33,913    10.6        39,337   10.7
BBB rated                                38,272    11.9        18,124    4.9
Below investment grade                    5,045     1.6         8,237    2.2
--------------------------------------------------------------------------------
     Total                             $321,066     100%     $367,762    100 %
================================================================================

    Included in VFL's fixed maturity securities at December 31, 1996, are $113 million of asset-backed securities, consisting of approximately 5% in U.S. government agency issued pass-through certificates, 89% in collateralized mortgage obligations (CMOs), and 6% in corporate asset-backed obligations. The majority of CMOs held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

    VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. At December 31, 1996, the fair value of asset-backed securities was below the amortized cost by approximately $.1 million compared with unrealized gains of approximately $2.5 million at December 31, 1995. VFL has not invested in derivative financial instruments, including complex mortgage derivatives without readily ascertainable market prices, during the last three years nor does it have any investments in mortgage loans or real estate.

    VFL's investments in fixed maturities are carried at a fair value of $321.1 million at December 31, 1996, compared with $367.8 million at December 31, 1995. At December 31, 1996, net unrealized losses on fixed maturity securities amounted to approximately $.4 million. This compares with net unrealized gains of approximately $20.4 million at December 31, 1995. The gross unrealized gains and losses for the fixed maturity securities portfolio at December 31, 1996, were $3.2 million and $3.6 million, respectively, compared to $20.4 million and $25 thousand, respectively, at December 31, 1995. Such fluctuations from year-to-year are primarily due to changes in interest rates.

    VFL's investments in equity securities are carried at a fair value of $3.0 million at December 31, 1996, compared with $1.7 million at December 31, 1995. At December 31, 1996, net unrealized gains on equity securities amounted to approximately $1.9 million. This compares with net unrealized gains of approximately $.6 million at December 31, 1995. There were no unrealized losses on equity securities for the years ended December 31, 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES:

    The liquidity requirements of VFL have been met primarily by funds generated from operations. VFL's principal operating cash flow sources are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

     For the year ended December 31, 1996, VFL's operating activities generated net negative cash flows of approximately $43 million, compared with net positive cash flows of $21 million in 1995 and $75 million in 1994. The deterioration in cash flow in 1996 was caused by the significant acquisition and other first-year expenses related to the large volume of new business, as well as the delayed settlement of receivables from an affiliate. VFL believes that future liquidity needs will be met primarily by cash generated from operations. Net cash flows from operations are invested in marketable securities.

    VFL's insurance ratings are pooled ratings with Assurance. The table below reflects ratings for VFL/Assurance as of December 31, 1996:


      |--------------------------------------------------------------|
      |              A.M Best    Standard & Poor's    Duff & Phelps  |
      |--------------------------------------------------------------|
      |                                                              |
      |   RATING         A              AA                 AA        |
      |--------------------------------------------------------------|

ACCOUNTING STANDARDS:

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement is effective for 1996 financial statements. This Statement did not have a significant impact on VFL.

Accounting for Stock-Based Compensation

    In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The requirements of this Statement is effective for 1996 financial statements. This Statement had no impact on VFL or CNA as the Companies have no compensation which qualifies.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement has been amended and is now effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 or 1997, depending on the type of transaction. This Statement will not have a significant impact on VFL.

Accounting Disclosure Rules and Practices

    In January 1997, the Securities and Exchange Commission approved amendments to Regulation S-X, Regulation S-K, Regulation S-B, and various forms to clarify and expand existing disclosure requirements with respect to derivative financial instruments and derivative commodity instruments. The new rules would require enhanced descriptions in the footnotes to the financial statements of accounting policies for derivative financial instruments and derivative commodity instruments. They would also require disclosure outside the financial statements of qualitative and quantitative information about market risk related to derivative financial instruments, other financial instruments, and derivative commodity instruments. The requirement of these amendments are effective for 1997 financial statements. These amendments will not have a significant impact on VFL.

FORWARD-LOOKING STATEMENTS:

    When included in this report, the words "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in financial markets (credit, currency, commodities and stocks) changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings, and various other matters, many of which are beyond VFL's control. These forward-looking statements speak only as of the date of this Report. VFL expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in VFL's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report..................................................18
Balance Sheet, December 31, 1996 and 1995.....................................19
Statement of Operations, three years ended December 31, 1996..................20
Statement of Stockholder's Equity, three years ended December 31, 1996........21
Statement of Cash Flows, three years ended December 31, 1996..................22
Notes to Financial Statements.................................................23

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Valley Forge Life Insurance Company

    We have audited the accompanying balance sheets of Valley Forge Life Insurance Company (a wholly-owned subsidiary of Continental Assurance Company, which is a wholly-owned subsidiary of Continental Casualty Company, a wholly-owned subsidiary of CNA Financial Corporation, an affiliate of Loews Corporation) as of December 31, 1996 and 1995 and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Valley Forge Life Insurance Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


S/DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
February 12, 1997

                                         VALLEY FORGE LIFE INSURANCE COMPANY

                                                    BALANCE SHEET

------------------------------------------------------------------------------------------------------
December 31                                                               1996              1995
------------------------------------------------------------------------------------------------------
(In thousands of dollars
Assets:
   Investments-Note 2:
     Fixed maturites available-for-sale (cost: $321,432 and $347,401)   $   321,066       $   367,762
     Equity securities available-for-sale (cost: $1,073 and $1,074)           2,959             1,696
     Policy loans                                                            60,267            56,008
     Short-term investments                                                  42,757            37,184
------------------------------------------------------------------------------------------------------
          TOTAL INVESTMENTS                                                 427,049           462,650
------------------------------------------------------------------------------------------------------
   Cash                                                                      24,759            42,103
   Insurance receivables:
     Reinsurance receivables-Note 7                                       1,320,583         1,073,481
     Premium and other insurance receivables                                 27,884             2,566
     Less allowance for doubtful accounts                                      (378)             (175)
   Deferred acquisition costs                                                74,589            50,600
   Accrued investment income                                                  4,945             4,687
   Federal income taxes recoverable-Note 6                                        -               575
   Deferred income taxes-Note 6                                                 312                 -
   Due from affiliates                                                       67,499             4,936
   Other assets                                                                  54                15
------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                  $ 1,947,296       $ 1,641,438
======================================================================================================

Liabilities and Stockholder's Equity:
Liabilities:
   Insurance reserves-Note 7:
     Future policy benefits                                             $ 1,621,504       $ 1,334,393
     Claims                                                                  60,568            59,423
     Policyholders' funds                                                    38,145            34,574
   Federal income taxes payable-Note 6                                        3,824                 -
   Deferred income taxes-Note 6                                                   -             3,191
   Other liabilities                                                         23,715            14,385
------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                               1,747,756         1,445,966
------------------------------------------------------------------------------------------------------
Stockholder's Equity-Note 3:
    Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                  2,500             2,500
    Additional paid-in capital                                               39,150            39,150
    Retained earnings                                                       156,900           140,181
    Net unrealized investment gains-Note 2                                      990            13,641
------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDER'S EQUITY                                        199,540           195,472
------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $ 1,947,296       $ 1,641,438
======================================================================================================

                              See accompanying Notes to Financial Statements.

                                    VALLEY FORGE LIFE INSURANCE COMPANY

                                          STATEMENT OF OPERATIONS

-------------------------------------------------------------------------------------------------
Year Ended December 31                                           1996         1995          1994
-------------------------------------------------------------------------------------------------
(In thousands of dollars)

Revenues:
   Premiums-Note 7                                          $ 325,486    $ 296,653     $ 262,980
   Net investment income-Note 2                                29,312       31,494        22,759
   Realized investment gains (losses)-Note 2                    4,771       13,783        (4,502)
   Other                                                        8,217        4,818         4,789
-------------------------------------------------------------------------------------------------
                                                              367,786      346,748       286,026
-------------------------------------------------------------------------------------------------

Benefits and expenses:
   Insurance claims and policyholders' benefits-Note 7        304,840      270,936       237,334
   Amortization of deferred acquisition costs                   1,177        6,066         4,874
   Other operating expenses-Note 8                             36,022       35,036        32,231
-------------------------------------------------------------------------------------------------
                                                              342,039      312,038       274,439
-------------------------------------------------------------------------------------------------
     Income before income tax                                  25,747       34,710        11,587
Income tax expense-Note 6                                       9,028       12,200         4,105
-------------------------------------------------------------------------------------------------
     NET INCOME                                             $  16,719    $  22,510     $   7,482
=================================================================================================

                                  See accompanying Notes to Financial Statements.


                                       VALLEY FORGE LIFE INSURANCE COMPANY

                                        STATEMENT OF STOCKHOLDER'S EQUITY

-------------------------------------------------------------------------------------------------
                                                                          Net
                                              Additional               Unrealized
                                     Common    Paid-in     Retained    Investment
                                     Stock     Capital     Earnings   Gains (Losses)   Total
-------------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance, December 31, 1993          $2,500     $39,100      $110,189    $  1,410     $153,249
   Net income                            -           -         7,482          -         7,482
   Change in net unrealized gains/
        (losses)-Note 2                  -           -             -      (4,535)      (4,535)
-------------------------------------------------------------------------------------------------
Balance, December 31, 1994           2,500      39,150       117,671      (3,125)     156,196
   Net income                            -           -        22,510          -        22,510
   Change in net unrealized gains/
        (losses)-Note 2                  -           -             -      16,766       16,766
-------------------------------------------------------------------------------------------------
Balance, December 31, 1995           2,500      39,150       140,181      13,641      195,472
   Net income                            -           -        16,719          -        16,719
   Change in net unrealized gains/
        (losses)-Note 2                  -           -             -     (12,651)     (12,651)
-------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996          $2,500     $39,150      $156,900    $    990     $199,540
=================================================================================================

                 See accompanying Notes to Financial Statements.

                                VALLEY FORGE LIFE INSURANCE COMPANY

                                      STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------
Year Ended December 31                                             1996          1995          1994
----------------------------------------------------------------------------------------------------
(In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $   16,719     $   22,510   $    7,482
                                                            ----------------------------------------
   Adjustments  to  reconcile  net  income  to net
          cash  flows  from  operating activities:
     Pre-tax realized investment (gains) losses                  (4,771)       (13,783)       4,502
     Amortization of bond discount                               (4,922)        (3,921)        (886)
     Changes in:
        Insurance receivables                                  (272,218)      (121,933)    (119,090)
        Deferred acquisition costs                              (23,989)        (9,267)      (1,112)
        Accrued investment income                                  (258)            69       (1,606)
        Federal income taxes recoverable                          4,399            (28)      (1,356)
        Deferred income taxes                                     3,309            453         (172)
        Insurance reserves                                      291,826        196,478      144,704
        Due from affiliates                                     (62,563)       (55,308)      37,119
        Other, net                                                9,293          5,730        5,130
----------------------------------------------------------------------------------------------------
            Total adjustments                                   (59,894)        (1,510)      67,233
----------------------------------------------------------------------------------------------------
            NET CASH FLOWS FROM OPERATING ACTIVITIES            (43,175)        21,000       74,715
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturuties                               (535,263)      (361,579)    (863,023)
   Proceeds from fixed maturities:
     Sales                                                      530,828        336,731      408,505
     Maturities, calls and redemptions                           36,726         51,046      189,355
   Purchases of equity securities                                  (728)             -          (93)
   Proceeds from sale of equity securities                        1,306              -            -
   Change in short-term investments                              (2,851)         1,901      196,581
   Change in policy loans                                        (4,259)        (9,007)      (6,058)
   Other, net                                                        72             85           24
----------------------------------------------------------------------------------------------------
          NET CASH FLOWS FROM INVESTING ACTIVITIES               25,831         19,177      (74,709)
----------------------------------------------------------------------------------------------------
          NET CASH FLOWS                                        (17,344)        40,177            6
Cash at beginning of year                                        42,103          1,926        1,920
----------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                          $   24,759     $   42,103   $     1,926
====================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid:
        Federal income taxes                                 $    1,965     $    6,531   $    5,426
====================================================================================================

                 See accompanying Notes to Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNA). Loews Corporation owns approximately 84% of the outstanding common stock of CNA.

     VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, and life insurance policies and individual annuities. Group insurance products include life, accident and health, consisting primarily of major medical and hospitalization and pension products.

     Effective December 31, 1985, pursuant to a Reinsurance Pooling Agreement, VFL began ceding all of its business to its parent, Assurance. This business is then pooled with the business of Assurance, excluding Assurance's participating contracts and separate accounts, and 10% of the combined net pool is retroceded to VFL. This agreement was amended effective July 1, 1996, for the purpose of also excluding the separate accounts of VFL.

    The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1996.


INSURANCE

    Premium revenue-Revenues on universal life type contracts are comprised of contract charges and fees which are recognized over the coverage period. Accident and health insurance premiums are earned ratably over the terms of the policies after provision for estimated adjustments on retrospectively rated policies and deductions for ceded insurance. Other life insurance premiums are recognized as revenue when due, after deductions for ceded insurance.

    Claim reserves-Claim reserves include provisions for reported claims in the course of settlement and estimates of unreported losses based upon past experience.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 1. - (CONTINUED):

    Future policy benefit reserves-Reserves for traditional life insurance products are computed based upon net level premium methods using actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions include a margin for adverse deviation and generally vary by plan, age at issue and policy duration. Interest rates range from 3% to 11%, and mortality, morbidity and withdrawal assumptions reflect VFL and industry experience prevailing at the time of issue. Expense estimates include the estimated effects of inflation and expenses beyond the premium paying period. Reserves for universal life-type contracts are established using the retrospective deposit method. Under this method, liabilities are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 5.6% to 6.6% for the three years ended December 31, 1996.

    Reinsurance-In addition to the pooling agreement with Assurance, VFL also assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. VFL utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with VFL's retained amount varying by type of coverage. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability.

    Deferred acquisition costs-Costs of acquiring insurance business which vary with and are primarily related to the production of such business are deferred. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Acquisition costs are capitalized and amortized based on assumptions consistent with those used for computing policy benefit reserves. Acquisition costs on ordinary life business are amortized over their assumed premium paying periods. Universal life and annuity acquisition costs are amortized in proportion to the present value of the estimated gross profits over the products' assumed durations, which are regularly evaluated and adjusted as appropriate. Based on 1996 evaluations, the assumed interest rate spreads were adjusted, the effect of which was to reduce amortization by approximately $3 million.

INVESTMENTS

     Valuation of investments-VFL classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income.

    Policy loans are carried at unpaid balances. Short-term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates market value. VFL has no real estate, mortgage loans or investments in derivative securities.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 1. - (CONTINUED):

    Investment gains and losses-All securities transactions are recorded on the trade date. Realized investment gains and losses are determined on the basis of the cost of the specific securities sold. Unrealized investment gains and losses on fixed maturity and equity securities are reflected as part of stockholder's equity, net of applicable deferred income taxes and participating policyholders' interest. Investments are written down to estimated fair values and losses are charged to income when a decline in value is considered to be other than temporary.

    Securities sold under repurchase agreements-VFL has a securities lending program where securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must maintain a deposit of 100% of the fair value of the securities if the collateral is cash, or 102% if the collateral is securities. Cash deposits from these transactions have been invested in short-term investments (primarily commercial paper). VFL continues to receive the interest on the loaned debt securities, as beneficial owner and, accordingly, the loaned debt securities are included in fixed maturity securities. The liabilities for securities sold subject to repurchase agreements are recorded at the contractual repurchase amounts. VFL had no securities on loan at December 31, 1996 or 1995.

INCOME TAXES

    The provision for income taxes includes deferred taxes, resulting from temporary differences between the financial statement and tax return bases of assets and liabilities under the liability method. Such temporary differences primarily relate to insurance reserves, investment valuation differences, net unrealized investment gains/losses and deferred acquisition costs.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. INVESTMENTS:

NET INVESTMENT INCOME
-----------------------------------------------------------------------------------------------------
Year Ended December 31                                                 1996        1995         1994
-----------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturities:
   Bonds:
     Taxable                                                       $ 21,597     $ 21,576    $ 16,568
     Tax exempt                                                          12           23          23
Equity securities                                                        59           64          64
Policy loans                                                          3,669        3,925       2,979
Short-term investments                                                4,197        6,037       3,658
Security repurchase transactions                                          -          135          63
Other                                                                     -            2        (381)
-----------------------------------------------------------------------------------------------------
                                                                     29,534       31,762      22,974
Investment expense                                                      222          268         215
-----------------------------------------------------------------------------------------------------
      NET INVESTMENT INCOME                                        $ 29,312     $ 31,494    $ 22,759
=====================================================================================================

ANALYSIS OF INVESTMENT GAINS (LOSSES)
----------------------------------------------------------------------------------------------------
Year Ended December 31                                                 1996        1995        1994
----------------------------------------------------------------------------------------------------
(In thousands of dollars)
Realized investment gains (losses):
   Fixed maturities                                                $  4,123     $ 13,674    $ (4,306)
   Equity securities                                                    578            -           -
   Other                                                                 70          109        (196)
                                                                  ----------------------------------
                                                                      4,771       13,783      (4,502)
Income tax (expense) benefit                                         (1,670)      (4,824)      1,576
----------------------------------------------------------------------------------------------------
        Net realized investment gains (losses)                        3,101        8,959      (2,926)
----------------------------------------------------------------------------------------------------
Change in net unrealized investment gains (losses):
   Fixed maturities                                                 (20,726)      25,405      (6,892)
   Equity securities                                                  1,263          389         (85)
                                                                  ----------------------------------
                                                                    (19,463)      25,794      (6,977)
Income tax (expense) benefit                                          6,812       (9,028)      2,442
----------------------------------------------------------------------------------------------------
        Change in net unrealized investment gains (losses)          (12,651)      16,766      (4,535)
----------------------------------------------------------------------------------------------------
      NET REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)        $ (9,550)    $ 25,725    $ (7,461)
====================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. - (CONTINUED):

SUMMARY OF GROSS REALIZED INVESTMENT GAINS (LOSSES)
FOR FIXED MATURITIES AND EQUITY SECURITIES
-------------------------------------------------------------------------------------------------------

                                     1996                     1995                      1994
                           ----------------------------------------------------------------------------
                              FIXED       EQUITY        Fixed       Equity       Fixed       Equity
Year Ended December 31      MATURITIES  SECURITIES   Maturities   Securities   Maturities  Securities
-------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Proceeds from sales         $530,828    $ 1,306     $ 336,731       $  -       $  408,505      -
=======================================================================================================

Gross realized gains        $ 7,927     $   578        18,185          -       $    1,559      -
Gross realized losses        (3,804)          -        (4,511)         -           (5,865)     -
-------------------------------------------------------------------------------------------------------
     NET REALIZED GAINS
        (LOSSES) ON SALES   $ 4,123     $   578     $  13,674       $  -       $   (4,306)     -
=======================================================================================================

ANALYSIS OF NET UNREALIZED INVESTMENT GAINS (LOSSES)
INCLUDED IN STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------------------------------------
                                                         1996                                 1995
                                          -----------------------------------   ------------------------------
December 31                                 GAINS      LOSSES        NET          Gains      Losses     Net
--------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Fixed maturities                           $   3,226   $ (3,592)   $  (366)    $  20,386  $   (25)   $ 20,361
Equity securities                              1,886          -      1,886           622        -         622
                                          --------------------------------------------------------------------
                                           $   5,112   $ (3,592)     1,520     $  21,008  $   (25)     20,983
                                          ======================                =====================
Deferred income tax expense                                           (530)                            (7,342)
--------------------------------------------------------------------------------------------------------------
     NET UNREALIZED INVESTMENT GAINS                               $   990                           $ 13,641
==============================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. -(CONTINUED):

SUMMARY OF INVESTMENTS IN FIXED MATURITIES
AND EQUITY SECURITIES AVAILABLE FOR SALE
------------------------------------------------------------------------------------------------
                                                            GROSS         GROSS
                                            AMORTIZED    UNREALIZED     UNREALIZED       MARKET
December 31, 1996                             COST          GAINS         LOSSES          VALUE
------------------------------------------------------------------------------------------------
(In thousands of dollars)

United States Treasury securities and
     obligations of government agencies     $  117,213      $    141     $ 2,486     $  114,868
Asset-backed securities                        113,376           641         767        113,251
States, municipalities and tax exempt
     political subdivisions                         30             -           -             30
Corporate securities                            55,196           988         335         55,849
Other debt securities                           35,617         1,456           4         37,068
------------------------------------------------------------------------------------------------
     Total fixed maturities                    321,432         3,226       3,592        321,066
Equity securities                                1,073         1,886           -          2,959
------------------------------------------------------------------------------------------------
     TOTAL                                  $  322,505      $  5,112     $ 3,592     $  324,025
================================================================================================

SUMMARY OF INVESTMENTS IN FIXED MATURITIES
AND EQUITY SECURITIES AVAILABLE FOR SALE
-------------------------------------------------------------------------------------------------
                                                             Gross         Gross
                                             Amortized    Unrealized     Unrealized       Market
December 31, 1995                              Cost          Gains         Losses          Value
-------------------------------------------------------------------------------------------------
(In thousands of dollars)

United States Treasury securities and
     obligations of government agencies     $  186,083      $ 12,526     $     1     $  198,608
Asset-backed securities                         84,785         2,545           8         87,322
States, municipalities and tax exempt
     political subdivisions                        279            14           -            293
Corporate securities                            50,523         2,508           6         53,025
Other debt securities                           25,731         2,793          10         28,514
-------------------------------------------------------------------------------------------------
     Total fixed maturities                    347,401        20,386          25        367,762
Equity securities                                1,074           622           -          1,696
-------------------------------------------------------------------------------------------------
     Total                                  $  348,475      $ 21,008     $    25     $  369,458
=================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. - (CONTINUED):

SUMMARY OF INVESTMENTS IN FIXED
MATURITIES BY CONTRACTUAL MATURITY
------------------------------------------------------------------------------------------------
                                                       1996                             1995
                                            --------------------------    ----------------------
                                              AMORTIZED       MARKET        Amortized    Market
December 31                                      COST          VALUE          Cost        Value
------------------------------------------------------------------------------------------------
(In thousands of dollars)

Due in one year or less                      $     3,299   $    3,305      $   7,470   $   7,666
Due after one year through five years            118,507      116,223        135,160     136,297
Due after five years through ten years            47,998       48,866         35,869      37,538
Due after ten years                               38,252       39,421         84,117      98,939
Asset-backed securities not due at a single
     maturity date                               113,376      113,251         84,785      87,322
------------------------------------------------------------------------------------------------
     TOTAL                                   $   321,432   $  321,066      $ 347,401   $ 367,762
================================================================================================

    Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

     There are no investments (other than equity securities) that have not produced income for the years ended December 31, 1996 and 1995. There are no investments in a single issuer, other than the U.S. government, that when aggregated exceed 10% of stockholder's equity.


NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Fair values are required to be disclosed for all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair value. The estimates presented herein are subjective in nature and are not necessarily indicative of the amounts VFL could realize in the current market exchange. Any difference would not be expected to be material.

    All nonfinancial instruments such as deferred acquisition costs, reinsurance receivables, deferred income taxes and insurance reserves, are excluded from fair value disclosure. Thus, the total fair value amounts cannot be aggregated to determine the underlying economic value of VFL.

    The carrying amounts reported in the balance sheet approximate fair value for cash, short-term investments, premium and other insurance receivables, accrued investment income, and certain other assets and other liabilities because of their short-term nature. Accordingly, these financial instruments are not listed in the table below.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 3. - (CONTINUED):

    The carrying amounts and estimated fair values of VFL's other financial instrument assets and liabilities are listed below:

---------------------------------------------------------------------------------------------
                                                    1996                        1995
                                          ---------------------------------------------------
                                            CARRYING     ESTIMATED     Carrying     Estimated
December 31                                  AMOUNT      FAIR VALUE     Amount     Fair Value
---------------------------------------------------------------------------------------------
(In thousands of dollars)

FINANCIAL ASSETS
   Investments:
     Fixed maturities-Note 2               $ 321,066     $ 321,066    $ 367,762    $ 367,762
     Equity securities-Note 2                  2,959         2,959        1,696        1,696
     Policy loans                             60,267        56,169       56,008       52,648
FINANCIAL LIABILITIES
   Premium deposits and annuity contracts    167,049       153,676       68,578       64,565
=============================================================================================

    The following methods and assumptions were used by VFL in estimating its fair value amounts for financial instruments:

           Fixed maturity securities and equity securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.

           The fair values for policy loans are estimated using discounted cash flow analyses at interest rates currently offered for similar loans to borrowers with comparable credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

           Premium deposits and annuity contracts are valued based on cash surrender values and the outstanding fund balances.


NOTE 4.  STATUTORY CAPITAL AND SURPLUS:

    Statutory capital and surplus and net income for VFL are determined in accordance with accounting practices prescribed by the Pennsylvania Insurance Department. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners as well as state laws, regulations, and general administrative rules. VFL has no material permitted accounting practices. VFL had a statutory net loss of $2.7 million, compared with net income of $8.9 million and $5.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. The statutory net loss for 1996 is primarily due to the increase in sales of individual life and annuity products. Costs related to these sales are charged immediately to income for statutory reporting purposes; under GAAP, such costs are capitalized and amortized to income over the duration of these

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 4. - (CONTINUED):

contracts. Statutory capital and surplus for VFL was $124.3 million and $129.9 million at December 31, 1996 and 1995, respectively.

    The payment of dividends by VFL to Assurance without prior approval of the Pennsylvania Insurance Department is limited to formula amounts. As of December 31, 1996, approximately $12.4 million was not subject to prior Insurance Department approval.



NOTE 5. BENEFIT PLANS:

PENSION PLAN

     VFL has no employees as it has contracted with Casualty for services provided by Casualty employees. As Casualty is a wholly-owned subsidiary of CNA, all Casualty employees are covered by CNA's Benefit Plans. The plans are discussed below.

    CNA has several noncontributory pension plans covering all full-time employees age 21 or over who have completed at least one year of service. VFL is included in the CNA Employees' Retirement Plan. Plan benefits are based on years of credited service and the employee's highest sixty consecutive months of compensation.

    CNA's funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plan are invested primarily in U.S. government securities with the balance in short-term investments, common stocks and other fixed income securities.

    Effective January 1, 1996, the retirement plans redefined compensation to include base pay, overtime and bonuses. This amendment generated an unrecognized prior service cost of $20.2 million for CNA.

    The funded status is determined using assumptions at the end of the year. Pension cost is determined using assumptions at the beginning of the year.

     Net periodic pension cost allocated to VFL was $3.6 million, $1.7 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 5. - (CONTINUED):

    The following table sets forth the Plans' funded status and amounts recognized in CNA's consolidated financial statements at December 31, 1996, 1995 and 1994.

ACCUMULATED BENEFIT OBLIGATION
-------------------------------------------------------------------------------------------------------------------
December 31                                                   1996*                   1995*                1994
-------------------------------------------------------------------------------------------------------------------
                                                      OVERFUNDED UNDERFUNDED   Overfunded  Underfunded   Overfunded
                                                        PLANS      PLANS         Plans       Plans         Plans
-------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Actuarial present value of accumulated plan benefits:
   Vested                                              $517,221 $ 622,548      $ 491,052   $ 646,017    $  376,377
   Nonvested                                             37,718    32,369         28,346      14,126        39,152
-------------------------------------------------------------------------------------------------------------------
     ACCUMULATED BENEFIT OBLIGATION                    $554,939 $ 654,917      $ 519,398   $ 660,143    $  415,529
===================================================================================================================
* The 1996 and 1995 data includes The Continental  Corporation  Retirement Plans which are underfunded.

NET PENSION ASSET (LIABILITY)
------------------------------------------------------------------------------------------------------------------
December 31                                                       1996*               1995*               1994
------------------------------------------------------------------------------------------------------------------
                                                     OVERFUNDED  UNDERFUNDED  Overfunded Underfunded   Overfunded
                                                         PLANS      PLANS       Plans      Plans         Plans
------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                           $777,755 $ 788,333    $ 769,999   $ 809,308    $  651,418
Plan assets at fair value                               701,854   503,623      629,673     496,264       495,492
-------------------------------------------------------------------------------------------------------------------
     Plan assets less than projected benefit obligation (75,901) (284,710)    (140,326)   (313,044)     (155,926)
Unrecognized net asset at January 1, 1986,
    being recognized over 12 years                       (7,099)        -      (12,176)          -       (17,253)
Unrecognized prior service costs                         19,077    77,747       21,445     104,042        20,773
Unrecognized net loss                                   122,173   (11,793)     164,585      13,508       174,039
-------------------------------------------------------------------------------------------------------------------
     NET PENSION ASSET (LIABILITY)                     $ 58,250 $(218,756)   $  33,528   $(195,494)   $   21,633
===================================================================================================================
* The 1996 and 1995 data includes The Continental  Corporation  Retirement Plans which are underfunded.

NET PERIODIC PENSION COST
---------------------------------------------------------------------------------------------------------------
December 31                                                 1996*                      1995*           1994
---------------------------------------------------------------------------------------------------------------
                                                  OVERFUNDED UNDERFUNDED    Overfunded  Underfunded  Overfunded
                                                    PLANS       PLANS         Plans       Plans        Plans
---------------------------------------------------------------------------------------------------------------
Net periodic pension cost:
   Service cost-benefits attributed to employee
     service during the year                      $ 36,489   $18,825      $  32,118   $   11,596   $   32,354
Interest cost on projected benefit obligation       53,549    56,771         51,056       32,760       44,666
---------------------------------------------------------------------------------------------------------------
Actual return on plan assets                       (31,106)  (29,013)      (115,363)     (43,432)      11,579
Net amortization and deferral                      (16,059)   (5,982)        72,415       19,547      (43,265)
---------------------------------------------------------------------------------------------------------------
     NET PERIODIC PENSION COST                    $ 42,873   $40,601      $  40,226   $   20,471   $   45,334
===============================================================================================================
*The 1996 and 1995 data includes The Continental Corporation Retirement Plans which are underfunded.

Actuarial assumptions are set forth in the following table.

ASSUMPTIONS
----------------------------------------------------------------------------------------------------------------

December 31                                             1996             1995             1994           1993
----------------------------------------------------------------------------------------------------------------
Discount rate                                           7.50%            7.25%           8.50%            7.25%
Rate of increase in compensation levels*                2.75             2.75            4.00             4.50
Expected long-term rate of return on plan assets   7.75-8.50        7.50-8.50            8.75             7.50
----------------------------------------------------------------------------------------------------------------
* Excludes age/service related merit and productivity increases.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 5. - (CONTINUED):

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

    CNA provides certain health and dental care benefits for eligible retirees, through age 64, and provides life insurance and reimbursement of Medicare Part B premiums for all eligible retired persons. CNA funds benefit costs principally on the basis of current benefit payments.

     Net periodic postretirement benefit cost allocated to VFL was $1.3 million, $.7 million and $.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

    The following table sets forth the amounts recognized in CNA's consolidated financial statements at December 31, 1996, 1995 and 1994.

ACCRUED POSTRETIREMENT BENEFIT COST
-------------------------------------------------------------------------------------------------------------
December 31                                                               1996*          1995*       1994
-------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Accumulated postretirement benefit obligation:
   Retirees                                                              $171,950      $185,507     $ 27,088
   Fully eligible, active plan participants                                89,009        59,173       53,684
   Other active plan paticipants                                           88,191        62,540       41,106
-------------------------------------------------------------------------------------------------------------
     Total accumulated postretirement benefit obligation                  349,150       307,220      121,878
Unrecognized prior service cost                                               (70)            -      (11,177)
Unrecognized net gain (loss)                                              (12,215)        7,380       19,702
-------------------------------------------------------------------------------------------------------------
     ACCRUED POSTRETIREMENT BENEFIT COST                                 $336,865      $314,600     $130,403
=============================================================================================================
* The 1996 and 1995 data includes  postretirement  benefit  obligations  for The Continental Corporation retirees.

NET PERIODIC POSTRETIREMENT BENEFIT COST
--------------------------------------------------------------------------------------------------------------
December 31                                                                 1996*        1995*           1994
--------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost:
   Service cost/benefits attributed to employee service
     during the year                                                     $ 11,935      $  5,969     $  8,603
   Interest cost on accumulated post retirement benefit obligation         24,146        17,506       10,342
   Amortization                                                               374          (941)         655
--------------------------------------------------------------------------------------------------------------
     NET PERIODIC POSTRETIREMENT BENEFIT COST                            $ 36,455      $ 22,534     $ 19,600
==============================================================================================================
* The 1996 and 1995 data includes  postretirement  benefit  obligations  for The Continental Corporation retirees.

ASSUMPTIONS
-------------------------------------------------------------------------------------------------------------

December 31                                                                  1996          1995         1994
-------------------------------------------------------------------------------------------------------------
Assumptions used in determining net periodic benefit cost:
   Discount rate                                                            7.25%          8.50%         7.25%
Assumptions used in determining the projected benefit
     obligation (liability):
Discount rate                                                               7.50%          7.25%         8.50%
--------------------------------------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 5. - (CONTINUED):

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12% in 1996, declining 1% per year to an ultimate rate of 5% in 2002. The health care cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed health care cost trend rate of 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $24.2 million and the aggregate net periodic postretirement benefit cost for 1996 by $3.1 million.

SAVINGS PLAN

     VFL is included in the CNA Employees' Savings Plan which is a contributory plan that allows employees to make regular contributions of up to 6% of their salary. CNA contributes an additional amount equal to 70% of the employee's regular contribution. Employees may also make an additional contribution of up to 10% of their salaries for which there is no additional contribution by CNA. CNA contributions allocated to and expensed by VFL for the Savings Plan were $1.0 million, $.7 million and $.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 6.  INCOME TAXES:

    VFL is taxed under the provisions of the Internal Revenue Code, as applicable to life insurance companies, and is included in the consolidated Federal income tax return with CNA and its eligible subsidiaries (CNA Tax Group), which in turn is consolidated in the Loews Federal income tax return. The Federal income tax provision of VFL is computed as if VFL were filing its own separate return.

    VFL maintains a special tax memorandum account designated as the "Shareholder's Surplus Account". Dividends from this account may be distributed to the shareholder without resulting in any additional tax. At December 31, 1996, the amount in the Shareholder's Surplus Account was $100 million. Another tax memorandum account, defined as the "Policyholders' Surplus Account," totaled $5 million at December 31, 1996. No further additions to this account are allowed. Amounts accumulated in the Policyholders' Surplus Account are subject to income tax if distributed to the shareholder. VFL has not provided for such a tax as VFL has no plans for such a distribution.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of VFL's deferred tax assets and liabilities as of December 31, 1996 and 1995 are shown in the table below.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 6. - (CONTINUED):

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES
------------------------------------------------------------------------------
December 31                                         1996              1995
------------------------------------------------------------------------------
(In thousands of dollars)

Insurance reserves                             $   17,166         $  15,900
Deferred acquisition costs                        (22,078)          (14,382)
Investment valuation                                5,411             2,518
Net unrealized gains                                 (530)           (7,342)
Receivables                                          (646)              661
Other, net                                            989              (546)
------------------------------------------------------------------------------
     TOTAL DEFERRED TAX ASSETS (LIABILITIES)   $      312         $  (3,191)
==============================================================================

    At December 31, 1996, gross deferred tax assets and liabilities amounted to $24.9 million and $24.6 million, respectively. Gross deferred tax assets and liabilities, at December 31, 1995, amounted to $20.1 million and $23.3 million, respectively.

    VFL has not established a valuation reserve at December 31, 1996 as it believes that all deferred tax assets are fully realizable. VFL has had a history of profitability and anticipates future taxable income sufficient to support its deferred tax balances at December 31, 1996, including but not limited to the reversal of existing temporary differences and the implementation of tax planning strategies, if needed.


    Significant components of VFL's income tax provision are as follows:

PROVISION FOR INCOME TAX
------------------------------------------------------------------------------
Year Ended December 31                         1996        1995          1994
------------------------------------------------------------------------------
(In thousands of dollars)

Current tax (expense) benefit on:
   Ordinary income                          $ (2,217)   $ (7,417)    $ (5,603)
   Realized investment gains (losses)         (3,502)     (4,330)       1,326
------------------------------------------------------------------------------
     Total current tax expense                (5,719)    (11,747)      (4,277)
------------------------------------------------------------------------------
Deferred tax (expense) benefit on:
   Ordinary income (loss)                     (5,141)         41          (78)
   Realized investment gains (losses)          1,832        (494)         250
------------------------------------------------------------------------------
     Total deferred tax (expense) benefit     (3,309)       (453)         172
------------------------------------------------------------------------------
     TOTAL INCOME TAX EXPENSE               $ (9,028)   $(12,200)    $ (4,105)
==============================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 6. - (CONTINUED):

    A reconciliation of the expected income tax resulting from the use of statutory tax rates to the effective income tax expense follows:

RECONCILIATION OF EXPECTED AND EFFECTIVE TAXES
--------------------------------------------------------------------------------------------------------------
                                                                % OF                 % of                % of
                                                               PRETAX               Pretax              Pretax
Year Ended December 31                                1996     INCOME      1995     Income      1994    Income
--------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Expected tax expense on ordinary income
   at statutory rates                              $ (7,341)   (35.0)% $  (7,325)  (35.0)%  $ (5,623)  (35.0)%
State income taxes                                      (54)    (0.3)       (51)    (0.2)        (43)   (0.3)
Other items, net                                         37      0.2          -        -         (15)   (0.1)
--------------------------------------------------------------------------------------------------------------
   Income tax expense on ordinary income             (7,358)   (35.1)    (7,376)   (35.2)     (5,681)  (35.4)
   Income tax (expense) benefit on realized
     investment gains/losses at statutory rates      (1,670)   (35.0)%    (4,824)  (35.0)%     1,576   (35.0)%
--------------------------------------------------------------------------------------------------------------
     INCOME TAX EXPENSE                            $ (9,028)   (35.1)%  $(12,200)  (35.1)%  $ (4,105)  (35.4)%
==============================================================================================================

NOTE 7. REINSURANCE:

    The effects of reinsurance on premium revenues are shown in the following schedule:

--------------------------------------------------------------------------------------------
                                                       Premiums                  Assumed/Net
                          ------------------------------------------------------
Year Ended December 31       Direct        Assumed          Ceded         Net        %
--------------------------------------------------------------------------------------------
(In thousands of dollars)
1996
   Life                    $ 422,700     $  72,718    $  424,907     $  70,511       103 %
   Accident and Health         1,080       254,975         1,080       254,975       100
--------------------------------------------------------------------------------------------
     TOTAL PREMIUMS        $ 423,780     $ 327,693    $  425,987     $ 325,486       101 %
============================================================================================
1995
   Life                    $ 316,011     $  75,053     $ 316,577     $  74,487       101 %
   Accident and Health           422       222,166           422       222,166       100
--------------------------------------------------------------------------------------------
     Total premiums        $ 316,433     $ 297,219     $ 316,999     $ 296,653       100 %
============================================================================================
1994
   Life                    $ 187,834     $  49,998     $ 189,163     $  48,669       103 %
   Accident and Health           468       214,311           468       214,311       100
--------------------------------------------------------------------------------------------
     Total premiums        $ 188,302     $ 264,309     $ 189,631     $ 262,980       101 %
============================================================================================

    In the table above, the majority of Life premium revenue is from long duration type contracts, while the Accident and Health premium revenue is generally short duration.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 7. - (CONTINUED):

    Transactions with Assurance, as part of the pooling agreement (see Note 1), are reflected in the above table. Premium revenues ceded to non-affiliated companies were $43.0 million, $9.9 million and $7.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, insurance claims and policyholders' benefits recoveries from non-affiliated companies were $7.0 million, $6.1 million and $3.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

    The ceding of insurance does not discharge primary liability of the original insurer. VFL's placement of reinsurance with non-affiliated carriers entails careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance.

     Reinsurance receivables reflected on the balance sheet are recoverables from reinsurers related to insurance reserves. Balances due from Assurance pursuant to the pooling agreement comprise most of these balances which were approximately $1.3 billion and $1.1 billion at December 31, 1996 and 1995, respectively.

    The impact of reinsurance, including transactions with Assurance, on life insurance in force is shown in the following schedule:

--------------------------------------------------------------------------------

                                     Life Insurance in Force         Assumed/Net
                           ----------------------------------------
                             Direct    Assumed     Ceded      Net         %
--------------------------------------------------------------------------------
(In thousands of dollars)

December 31, 1996          $ 108,126  $ 22,085  $ 109,873  $ 20,338    108.6%
December 31, 1995             57,138    16,996     58,442    15,692    108.3
December 31, 1994             22,933    13,215     24,112    12,036    109.8
================================================================================

NOTE 8. RELATED PARTIES:

    As discussed in Note 1, VFL is party to a pooling agreement with its parent, Assurance. In addition, VFL is party to the CNA Intercompany Expense Agreement whereby expenses incurred by CNA and each of its subsidiaries are allocated to the appropriate company. All acquisition and underwriting expenses allocated to VFL are further subject to the Intercompany Pooling Agreement, so that acquisition and underwriting expenses recognized by VFL approximate ten percent of the combined acquisition and underwriting expenses of VFL and Assurance. Pursuant to the foregoing agreements, VFL recorded amortization of deferred acquisition costs and other operating expenses totaling $37 million, $41 million and $37 million for 1996, 1995 and 1994, respectively. Expenses of VFL exclude $12.3 million, $5.5 million and $4.1 million of general and administrative expenses incurred by VFL and allocated to CNA for the years ended December 31, 1996, 1995 and 1994, respectively. VFL had a $67.5 million affiliated receivable at December 31, 1996 and a $4.9 million affiliated receivable at December 31, 1995 for net cash settlements due from Assurance in the normal course of operations related to pooling and general expense reimbursements. There are no interest charges on intercompany receivables and payables.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 9. LEGAL:

    VFL is party to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the results of operations or equity of VFL.


NOTE 10. BUSINESS SEGMENTS:

-----------------------------------------------------------------------------
Year Ended December 31                     1996         1995           1994
-----------------------------------------------------------------------------
(In thousands of dollars)

REVENUES
  Individual                         $    70,208   $   69,577    $    52,812
  Group                                  292,807      263,388        237,716
  Realized gains (losses)                  4,771       13,783         (4,502)
-----------------------------------------------------------------------------
    Total                            $   367,786   $  346,748    $   286,026
=============================================================================

INCOME BEFORE INCOME TAX
  Individual                         $    12,752   $    8,611    $     4,794
  Group                                    8,224       12,316         11,295
  Realized gains (losses)                  4,771       13,783         (4,502)
-----------------------------------------------------------------------------
    Total                            $    25,747   $   34,710    $    11,587
=============================================================================

NET INCOME
  Individual                         $     8,209   $    5,597    $     3,119
  Group                                    5,409        7,954          7,289
  Realized gains (losses)                  3,101        8,959         (2,926)
-----------------------------------------------------------------------------
    Total                            $    16,719   $   22,510    $     7,482
=============================================================================

ASSETS
  Individual                         $   665,000   $  786,918    $   686,754
  Group                                1,282,296      854,520        760,368
-----------------------------------------------------------------------------
    Total                            $ 1,947,296   $1,641,438    $ 1,447,122
=============================================================================

    Assets and investment income are allocated to business segments based on cash flows after attribution of separately identifiable assets. Income taxes have been allocated on the basis of taxable operating income of the respective segments.

    Group revenues include $210.1 million, $187.0 million and $179.4 million for the years ended December 31, 1996, 1995 and 1994, respectively, under contracts covering U.S. government employees and their dependents.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OMITTED PURSUANT TO GENERAL INSTRUCTION J (2) (C) OF FORM 10-K.


ITEM 11.      EXECUTIVE COMPENSATION

OMITTED PURSUANT TO GENERAL INSTRUCTION J (2) (C) OF FORM 10-K.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

OMITTED PURSUANT TO GENERAL INSTRUCTION J (2) (C) OF FORM 10-K.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OMITTED PURSUANT TO GENERAL INSTRUCTION J (2) (C) OF FORM 10-K.

                                    PART IV

ITEM 14.      FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(A) (1)       FINANCIAL STATEMENTS.

              A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 17 in ITEM 8.

(A) (2)       FINANCIAL STATEMENT SCHEDULES.                                PAGE
              -----------------------------                                 ----
              Schedule III  Supplementary Insurance Information.............  43
              Schedule V    Valuation and Qualifying Accounts and Reserves..  44

              Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Financial Statements or notes thereto.

(A) (3)       EXHIBITS.

3 (i) Articles of Incorporation are incorporated herein by reference to exhibit number 6 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No. 333-1087).

3 (ii) Bylaws are incorporated herein by reference to exhibit number 6 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No. 333-1087).

4  (a)         Form  of  Flexible  Premium   Deferred   Variable  Annuity
               Contract is incorporated  herein by reference to exhibit number 4
               to  the  Form  N-4EL   Registration   Statement  filed  with  the
               Securities and Exchange Commission on February 20, 1996 (File No.
               333-1087).

4 (b) Form of Qualified Plan Endorsement to Flexible Premium Deferred Variable Annuity Contract is incorporated herein by reference to exhibit number 4 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No. 333-1087).

4 (c) Form of IRA Endorsement to Flexible Premium Deferred Variable Annuity Contract is incorporated herein by reference to exhibit number 4 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No. 333-1087).

4 (d) Form of Nursing Home Confinement, Terminal Medical Condition, Total Disability Endorsement to Flexible Premium Deferred Variable Annuity Contract is incorporated herein by reference to exhibit number 4 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No. 333-1087).

4 (e) Policy Application is incorporated herein by reference to exhibit number 5 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No. 333-1087).

4 (f) Form of Single Premium Deferred Modified Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 to the Form S-1 Registration Statement filed with the
               Securities and Exchange Commission on March 29, 1996 (File No. 333-2093).

4 (g) Form of Index Rider to Single Premium Deferred Modified Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 29, 1996 (File No. 333-2093).

4 (h) Form of Qualified Plan Rider to Single Premium Deferred Modified Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 29, 1996 (File No. 333-2093).

4 (i) Form of Individual Retirement Annuity Rider to Single Premium Deferred Modified Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 29, 1996 (File No. 333-2093).

4 (j) Form of Nursing Home Confinement/Terminal Medical Condition Rider to Single Premium Deferred Modified Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 to the Form S-1 Registration Statement filed with the
               Securities and Exchange Commission on March 29, 1996 (File No. 333-2093).

4 (k) Form of Group Contract and Individual Certificate to Single Premium Deferred Modified Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 filed with Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on October 17, 1996 (File No. 333-2093).

4 (l) Specimen of Individual Flexible Premium Variable and Fixed Life Insurance Policy is incorporated herein by reference to the initial filing of the Form S-6 Registration Statement filed with the Securities and Exchange Commission on March 25, 1996 (File No. 333-01949).

4 (m) Form of Waiver of Monthly Deduction Rider to Individual Flexible Premium Variable and Fixed Life Insurance Policy is incorporated herein by reference to the initial filing of the Form S-6 Registration Statement filed with the Securities and Exchange Commission on March 25, 1996 (File No. 333-01949).

4 (n) Form of Term Insurance on Spouse Rider to Individual Flexible Premium Variable and Fixed Life Insurance Policy is incorporated herein by reference to the initial filing of the Form S-6 Registration Statement filed with the Securities and Exchange Commission on March 25, 1996 (File No. 333-01949).

4 (o) Form of Term Insurance on Children Rider to Individual Flexible Premium Variable and Fixed Life Insurance Policy is incorporated herein by reference to the initial filing of the Form S-6 Registration Statement filed with the Securities and Exchange Commission on March 25, 1996 (File No. 333-01949).

10 (a) Form of Participation Agreement between the Company and Insurance Series is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

10 (b) Form of Participation Agreement between the Company and Variable Insurance Products Fund is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

10 (c) Form of Participation Agreement between the Company and The Alger American Fund is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

10 (d) Form of Participation Agreement between the Company and MFS Variable Insurance Trust is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

10 (e) Form of Participation Agreement between the Company and SoGen Variable Funds, Inc. is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

10 (f) Form of Participation Agreement between the Company and Van Eck Worldwide Insurance Trust is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

10 (g) CNA Inter-Company Expense Agreement is incorporated herein by reference to exhibit number 10G to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on September 3, 1996 (File No. 333-1083).

10 (h) Amendment to the CNA Inter-Company Expense Agreement is incorporated herein by reference to exhibit number 10H to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on September 3, 1996 (File No. 333-1083).

10 (i) Reinsurance Pooling Agreement is incorporated herein by reference to exhibit number 10I to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on September 3, 1996 (File No. 333-1083).

10 (j) Amendment to the Reinsurance Pooling Agreement is incorporated herein by reference to exhibit number 10J to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on September 3, 1996 (File No. 333-1083).

27             Financial Data Schedule


 (B)          REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the fourth quarter of 1996.




                                                                       SCHEDULE III
                       VALLEY FORGE LIFE INSURANCE COMPANY
                       SUPPLEMENTARY INSURANCE INFORMATION

------------------------------ ------------------------------------------------------
                                                  GROSS INSURANCE RESERVES
                                             ----------------------------------------



                                               CLAIM
                                DEFERRED        AND         FUTURE           POLICY-
                               ACQUISITION     CLAIM        POLICY           HOLDERS'
(In thousands of dollars)         COSTS       EXPENSE      BENEFITS           FUNDS
-------------------------------------------------------------------------------------
DECEMBER 31, 1996
     Individual............      $71,268.6    $10,411.5    $277,943.4     $    548.0
     Group.................        3,320.1     50,156.3      32,020.3       37,596.9
                                 ---------    ---------    ----------     ----------
       Total...............      $74,588.7    $60,567.8    $309,963.7     $ 38,144.9
                                 =========    =========    ==========     ==========

DECEMBER 31, 1995
     Individual............      $50,420.8    $14,118.6    $242,076.0     $    676.4
     Group.................          178.8     45,304.8      24,524.2       33,897.9
                                  --------    ---------    ----------      ---------
       Total...............      $50,599.6    $59,423.4    $266,600.2     $ 34,574.3
                                  ========    =========     =========      =========

DECEMBER 31, 1994
     Individual............      $41,025.0    $12,721.6     $214,144.2    $   699.0
     Group.................          308.4     42,914.7       15,557.9     29,897.4
                                  --------    ---------     ----------    ---------
       Total...............      $41,333.4    $55,636.3     $229,702.1    $30,596.4
                                  ========    =========     ==========    =========

                                                                      SCHEDULE III - CONTINUED
---------------------------------------------------------------------------------------------------

                                                                        AMORTIZATION
                                                          INSURANCE          OF
                                   NET          NET       CLAIMS AND     DEFERRED        OTHER
                                 PREMIUM    INVESTMENT   POLICYHOLDERS' ACQUISITION    OPERATING
                                 REVENUE      INCOME       BENEFITS        COSTS        EXPENSES
(In thousands of dollars)       ----------- ------------ ------------- -------------- -------------
------------------------------
DECEMBER 31, 1996
     Individual............     $ 49,226.4    $13,123.6     $ 84,559.1     $1,124.7     $42,834.7
     Group.................      276,260.0     16,188.6      220,280.8         52.4      (6,812.1)
                                 ---------    ---------      ---------     ---------    ---------
       Total...............     $325,486.4    $29,312.2     $304,839.9     $1,177.1     $36,022.6
                                 =========    =========      =========     =========    =========
DECEMBER 31, 1995
     Individual............     $ 49,435.0    $18,918.0     $ 60,208.5     $6,044.9     $44,419.0
     Group.................      247,218.0     12,576.3      210,727.7         21.2      (9,383.1)
                                 ---------     --------      ---------     ----------   ---------
       Total...............     $296,653.0    $31,494.3     $270,936.2     $6,066.1     $35,035.9
                                 =========    =========      =========     =========    =========

DECEMBER 31, 1994
     Individual............     $ 37,708.7     $13,323.2    $ 22,621.0     $4,837.9     $12,353.4
     Group.................      225,270.8       9,435.4     214,712.9         36.6      19,877.6
                                 ---------     ---------     ---------     --------     ---------
       Total...............     $262,979.5     $22,758.6    $237,333.9     $4,874.5     $32,231.0
                                 =========    =========      =========     ========     =========

                                                                                                     SCHEDULE V
                                          VALLEY FORGE LIFE INSURANCE COMPANY
                                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

----------------------------------------------------------------------------------------------------------------
                                                       BALANCE                                          BALANCE
                                                          AT      CHARGED TO  CHARGED TO                  AT
                                                      BEGINNING    COSTS AND     OTHER                  END OF
(In thousands of dollars)                             OF PERIOD    EXPENSES     AMOUNTS   DEDUCTIONS    PERIOD
----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.......................   $  175.2     $  211.7    $    -      $    9.1    $  377.8
                                                       =======      =======     =======     =======     =======
YEAR ENDED DECEMBER 31, 1995
Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.......................   $    -       $  228.7    $    -      $   53.5    $  175.2
                                                       =======      =======     =======     =======     =======
YEAR ENDED DECEMBER 31, 1994
Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.......................   $    -       $  (13.4)   $    -      $  (13.4)   $    -
                                                       =======      ========    =======     ========    =======
----------------------------------------------------------------------------------------------------------------

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Valley Forge Life Insurance Company


                     By       S/DENNIS H. CHOOKASZIAN
                       -------------------------------------------
                                Dennis H. Chookaszian
                                Chairman of the Board and
                                Chief Executive Officer

                     By       S/PETER E. JOKIEL
                       --------------------------------------------
                                Peter E. Jokiel
                                Director, Senior Vice President
                                and Chief Financial Officer


Date:         March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 28th day of March, 1997.

     SIGNATURE                                       TITLE


S/DENNIS H. CHOOKASZIAN                                Chairman of the Board and
------------------------                               Chief Executive Officer
Dennis H. Chookaszian

S/PHILIP L. ENGEL                                      Director
------------------------
Philip L. Engel

S/MICHAEL C. GARNER                                    Director
------------------------
Michael C. Garner

S/PETER E. JOKIEL                                     Chief Financial Officer
------------------------                              and Director
Peter E. Jokiel

S/PATRICIA L. KUBERA                                   Director
------------------------
Patricia L. Kubera

S/WILLIAM H. SHARKEY, JR.                              Director
-------------------------
William H. Sharkey, Jr.