Form 10-Q
period 1997-03-31
VALLEY FORGE LIFE INSURANCE CO
filed 1997-05-15
CIK 1007008

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31,1997    Commission File Number 333-1087

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

                                 (312) 822-5000
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             --   --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                  Outstanding at May 1, 1997
 --------------------------------                    --------------------------
  Common Stock, Par value $50.00                              50,000

         The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
------    ---------------------                                         -------

CONDENSED FINANCIAL STATEMENTS:

   BALANCE SHEET
     MARCH 31, 1997 (Unaudited) AND DECEMBER 31, 1996..................       3

   STATEMENT OF OPERATIONS (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996................       4

   STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996................       5

   STATEMENT OF CASH FLOWS (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996................       6

   NOTES TO CONDENSED FINANCIAL
     STATEMENTS (Unaudited) MARCH 31, 1997..................... .......       7

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.........................................       9


PART II.  OTHER INFORMATION
-------   -----------------

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.......................      15

SIGNATURES.............................................................      16

EXHIBIT 27      FINANCIAL DATA SCHEDULE................................      17

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                  BALANCE SHEET

------------------------------------------------------------------------------------------------------
                                                                             MARCH 31      DECEMBER 31
                                                                               1997             1996
                                                                           (Unaudited)
------------------------------------------------------------------------------------------------------
(In thousands of dollars)
ASSETS:
   Investments:
     Fixed maturities available-for-sale (cost: $312,538 and $321,432)      $  304,363      $  321,066
     Equity securities available-for-sale (cost: $1,073 and $1,073)              3,186           2,959
     Policy loans                                                               62,288          60,267
     Short-term investments                                                    113,057          42,757
                                                                             ---------      ----------
          Total investments                                                    482,894         427,049
   Cash                                                                          1,746          24,759
   Insurance receivables:
     Reinsurance receivables                                                 1,390,300       1,320,583
     Premium and other insurance receivables                                    52,702          27,884
     Less allowance for doubtful accounts                                         (377)           (378)
   Deferred acquisition costs                                                   80,972          74,589
   Accrued investment income                                                     6,677           4,945
   Receivables for securities sold                                               9,997             -
   Deferred income taxes                                                         1,301             312
   Due from affiliates                                                          26,603          67,499
   Other assets                                                                    907              54
   Separate account business                                                       908             -
------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                      $2,054,630      $1,947,296
======================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                                 $1,698,521      $1,621,504
     Claims                                                                     72,186          60,568
     Policyholders' funds                                                       34,807          38,145
   Payables for securities purchased                                             9,969             -
   Federal income taxes payable                                                  3,571           3,824
   Other liabilities                                                            37,395          23,715
   Separate account business                                                       908             -
                                                                            ----------      ----------
          TOTAL LIABILITIES                                                  1,857,357       1,747,756
                                                                            ----------      ----------
Stockholder's Equity:
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                     2,500           2,500
   Additional paid-in capital                                                   39,150          39,150
   Retained earnings                                                           159,562         156,900
   Net unrealized investment gains/(losses)                                     (3,939)            990
                                                                             ----------      ---------
          TOTAL STOCKHOLDER'S EQUITY                                           197,273         199,540
------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $2,054,630      $1,947,296
======================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                               1997            1996
-------------------------------------------------------------------------------------------------
(In thousands of dollars)

Revenues:
   Premiums                                                             $86,083          $77,283
   Net investment income                                                  7,305            7,260
   Realized investment gains                                                 29            4,995
   Other                                                                  1,275            1,250
                                                                        -------          -------
                                                                         94,692           90,788
                                                                        -------          -------

Benefits and expenses:
   Insurance claims and policyholders' benefits                          81,756           71,017
   Amortization of deferred acquisition costs                             1,531              213
   Other operating expenses                                               7,279            9,826
                                                                        -------          -------
                                                                         90,566           81,056
                                                                        -------          -------
     Income before income tax                                             4,126            9,732
Income tax expense                                                        1,464            3,433
-------------------------------------------------------------------------------------------------
     NET INCOME                                                         $ 2,662          $ 6,299
=================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).


                       VALLEY FORGE LIFE INSURANCE COMPANY

                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

---------------------------------------------------------------------------------------------
                                                                           NET
                                              ADDITIONAL               UNREALIZED
THREE MONTHS ENDED                   COMMON    PAID-IN     RETAINED    INVESTMENT
MARCH 31, 1997 AND 1996              STOCK     CAPITAL     EARNINGS   GAINS (LOSSES)   TOTAL
---------------------------------------------------------------------------------------------
(In thousands of dollars)
BALANCE, DECEMBER 31, 1995          $2,500      $39,150    $140,181      $13,641     $195,472
   Net income                           -            -        6,299           -         6,299
   Change in net unrealized gains/
        (losses)                        -            -           -       (14,864)     (14,864)
----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996             $2,500      $39,150    $146,480      $(1,223)    $186,907
==============================================================================================

BALANCE, DECEMBER 31, 1996          $2,500      $39,150    $156,900      $   990     $199,540
   Net income                           -            -        2,662           -         2,662
   Change in net unrealized gains/
        (losses)                        -            -           -        (4,929)      (4,929)
----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997             $2,500      $39,150    $159,562      $(3,939)    $197,273
==============================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).


                       VALLEY FORGE LIFE INSURANCE COMPANY

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                  1997         1996
-------------------------------------------------------------------------------------------------
(In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $ 2,662     $  6,299
                                                                          ---------     --------
   Adjustments  to  reconcile  net  income  to net  cash  flows  from operating activities:
   Net realized investment gains, pre-tax                                      (29)      (4,995)
   Amortization of bond discount                                            (1,178)       2,207)
   Changes in:
        Insurance receivables, net                                         (94,536)    (109,781)
        Deferred acquisition costs                                          (6,383)      (5,219)
        Accrued investment income                                           (1,732)      (2,584)
        Federal income taxes payable                                          (253)       5,422
        Deferred income taxes                                                1,665         (839)
        Insurance reserves                                                  85,297       91,995
        Due from affiliates                                                 40,896       34,521
        Other, net                                                          12,828          756
                                                                         ----------    ---------
            Total adjustments                                               36,575        7,069
                                                                         ----------    ---------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                        39,237       13,368
                                                                         ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                           (36,839)    (266,312)
   Proceeds from fixed maturities:
     Sales                                                                  39,435      294,103
     Maturities, calls and redemptions                                       6,636           -
   Change in short-term investments                                        (69,461)     (30,832)
   Change in policy loans                                                   (2,021)      (2,444)
                                                                         ----------    ---------
          NET CASH FLOWS FROM INVESTING ACTIVITIES                         (62,250)      (5,485)
                                                                         ----------    ---------
          Net cash flows                                                   (23,013)       7,883
Cash at beginning of period                                                 24,759       42,103
------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                      $ 1,746     $ 49,986
================================================================================================
Supplemental disclosures of cash flow information:
   Cash received:
        Federal income taxes                                               $    -      $  1,178
================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

                                 MARCH 31, 1997


NOTE 1. BASIS OF PRESENTATION:

    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNA). Loews Corporation owns approximately 84% of the outstanding common stock of CNA.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, and other life insurance policies and individual annuities. Group insurance products include life, accident and health, consisting primarily of major medical and hospitalization and pension products.

    Since December 31, 1985, pursuant to a Reinsurance Pooling Agreement, VFL has ceded all of its business to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate accounts, and 10% of the combined net pool is retroceded to VFL. This agreement was amended effective July 1, 1996, for the purpose of also excluding the separate accounts of VFL.

    The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, and the information shown below.

    The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1997. In the opinion of the Company's management, these statements include all adjustments, consisting of normal recurring accruals,  which  are  necessary  for the  fair  presentation  of the  financial position, results of operations and cash flows in the accompanying condensed financial statements.
                                     7

                      VALLEY FORGE LIFE INSURANCE COMPANY

         NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) - concluded


NOTE 2. REINSURANCE:

    The effects of reinsurance on premium revenues are shown in the following schedule:

-----------------------------------------------------------------------------------------------------
                                                            PREMIUMS                     ASSUMED/NET
                                        -----------------------------------------------
THREE MONTHS ENDED MARCH 31               DIRECT      ASSUMED      CEDED         NET           %
-----------------------------------------------------------------------------------------------------
(In thousands of dollars)
1997
   Life                                  $127,691      $21,951     $128,736     $20,906       105 %
   Accident and Health                        705       65,177          705      65,177       100
-----------------------------------------------------------------------------------------------------
     TOTAL PREMIUMS                      $128,396      $87,128     $129,441     $86,083       101 %
=====================================================================================================
1996
   Life                                  $119,094      $15,403     $119,072     $15,425       100 %
   Accident and Health                        135       61,858          135      61,858       100
-----------------------------------------------------------------------------------------------------
     TOTAL PREMIUMS                      $119,229      $77,261     $119,207     $77,283       100 %
=====================================================================================================

    In the table above, the majority of Life premium revenue is from long duration type contracts, while the Accident and Health premium revenue is generally short duration.

    Transactions with Assurance, as part of the pooling agreement (see Note 1), are reflected in the above table. Premium revenues ceded to non-affiliated companies were $20.2 million for the first quarter in 1997, and $2.8 million for the first quarter in 1996, respectively. Additionally, insurance claims and policyholders' benefits recoveries from non-affiliated companies were immaterial for the period ended March 31, 1997 and $8.2 million for the period ended March 31, 1996.

    The ceding of insurance does not discharge primary liability of the original insurer. VFL's placement of reinsurance with non-affiliated carriers entails careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance.

    Reinsurance receivables reflected on the balance sheet are recoverables from reinsurers related to insurance reserves. Balances due from Assurance pursuant to the pooling agreement comprise approximately 99% of these balances at both March 31, 1997 and 1996.

NOTE 3. LEGAL PROCEEDINGS:

    VFL is party to litigation in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the results of operations or equity of VFL.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto found on pages 3 to 8, which contain additional information helpful in evaluating operating results and financial condition.

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed, to a large extent, on a combined basis. Since December 31, 1985, pursuant to a Reinsurance Pooling Agreement, VFL has ceded all of its business to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate accounts, where 10% of the combined net pool is retroceded to VFL. This agreement was amended effective July 1, 1996, for the purpose of also excluding the separate accounts of VFL.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, and other life insurance policies and individual annuities. Group insurance products include life, accident and health, consisting primarily of major medical and hospitalization and pension products.

    Products developed in 1996 included a portfolio of variable products and new universal life products which are being marketed in 1997. These products offer investors the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts will be invested in corresponding investment portfolios where the investment risk is borne by the investor while payments allocated to the guaranteed income account will earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS:


    The following table summarizes key components of VFL's operating results for the three months ended March 31, 1997 and 1996.

-----------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                              1997          1996
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
OPERATING SUMMARY
  (excluding realized investment gains/losses):
Revenues:
     Individual premium                                                $15,609         $11,132
     Group premium                                                      70,474          66,151
                                                                      --------         -------
        Total premiums                                                  86,083          77,283
     Net investment income                                               7,305           7,260
     Other                                                               1,275           1,250
                                                                      --------         -------
        Total revenues                                                  94,663          85,793
Total benefits and expenses                                             90,566          81,056
                                                                      --------        --------
     Operating income before income tax                                  4,097           4,737
Income tax expense                                                      (1,454)         (1,686)
                                                                      --------        --------
        Net operating income
        (excluding realized investment gains/losses)                   $ 2,643         $ 3,051
                                                                      ========        ========
SUPPLEMENTAL FINANCIAL DATA:
Net operating income:
     Individual                                                        $ 1,591         $ 1,368
     Group                                                               1,052           1,683
                                                                      --------         -------
        Net operating income                                             2,643           3,051
     Net realized investment gains                                          19           3,248
                                                                      --------         -------
        Net income                                                     $ 2,662         $ 6,299
===============================================================================================



    VFL's revenues, excluding net realized investment gains/losses, increased 10% to $94.7 million for the first three months of 1997, compared to $85.8 million for the same period in 1996. Premiums for 1997 were up 11% to $86.1 million, compared to $77.3 million for 1996. For the first quarter of 1997, individual premiums increased by 40% to $15.6 million, compared to $11.1 million for the same period in 1996. This increase is primarily due to increased sales of annuities and the Viaterm life product of $2.4 million and $1.4 million, respectively. Group premiums were up 7% to $70.5 million for the first three months of 1997, compared to $66.2 for the same period for 1996, reflecting the growth in Group Markets and the Federal Employees Health Benefits Program. The increase in group premiums for the first quarter of 1997 was tempered by a drop in group annuity premium of $2.7 million.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

    VFL's investment income was $7.3 million for the three months ended March 31, 1997 and 1996. VFL's net operating income excluding net realized investment gains/losses was $2.6 million, compared to $3.1 million, for the first three months of 1997 and 1996, respectively. Net operating income, excluding realized investment gains/losses, for the first three months of 1997 was less than that for the same period for 1996, in spite of increased revenues. This was due to group health losses resulting from unfavorable morbidity experience.

    Net realized investment gains, net of tax, for the first quarter of 1997 were $19 thousand, compared to net realized investment gains for the first quarter of 1996 of $3.2 million.

FINANCIAL CONDITION:

    Assets increased approximately $107.3 million to $2,054.6 million as of March 31, 1997. VFL's cash and invested assets increased by $32.8 million from December 31, 1996 to $484.6 million.

    During the first three months of 1997, VFL's stockholder's equity decreased by $2.2 million to approximately $197.3 million. The decrease in stockholder's equity in 1997 is due to net income of approximately $2.7 million being offset by approximately $4.9 million in net unrealized investment losses.

----------------------------------------------------------------------------------------------------------
FINANCIAL POSITION                                                            MARCH 31       DECEMBER 31
                                                                                1997             1996
----------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Assets                                                                       $2,054,630       $1,947,296
Stockholder's Equity                                                            197,273          199,540
Net Unrealized Investment Gains/(Losses) Included in Stockholder's Equity        (3,939)             990
----------------------------------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued

INVESTMENTS:

    The following table summarizes VFL's investments shown at cost or amortized cost at March 31, 1997 and December 31, 1996.

-------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                   MARCH 31               DECEMBER 31
                                                1997          %           1996        %
-------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturity securities:
        U.S. Treasury securities and
         obligations of government agencies   $129,699       26.5%      $117,213     27.5%
        Asset backed securities                 95,751       19.6        113,376     26.6
        Other debt securities                   87,088       17.8         90,843     21.4
-------------------------------------------------------------------------------------------
          Total fixed maturity securities      312,538       63.9        321,432     75.5
Common stocks                                    1,073        0.2          1,073      0.3
Policy loans                                    62,288       12.7         60,267     14.2
Short-term investments                         113,057       23.2         42,757     10.0
-------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                 $488,956      100.0%      $425,529    100.0%
===========================================================================================
INVESTMENTS AT CARRYING VALUE*                $482,894                  $427,049
===========================================================================================

* As reported in the Balance Sheet

    As mentioned previously, the operations, assets and liabilities of VFL and Assurance are, to a large extent, managed on a combined basis. The investment portfolio is managed to maximize after-tax investment return while minimizing credit risks with investments concentrated in high quality securities to support VFL's insurance underwriting operations. The investment portfolios segregated for the purpose of supporting policy liabilities for universal life, annuities and other interest sensitive products are held by Assurance.

    VFL has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of VFL's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations or other similar factors.

    The investment portfolio consists primarily of high quality marketable fixed maturities, approximately 97% and 98% of which are rated as investment grade at March 31, 1997 and December 31, 1996, respectively.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - continued


    The following table summarizes the ratings of VFL's fixed maturity debt portfolio at carrying value (market).

-----------------------------------------------------------------------------------------------
                                                 MARCH 31        %     DECEMBER 31        %
                                                   1997                    1996
-----------------------------------------------------------------------------------------------
(In thousands of dollars)

U.S. government and affiliated securities       $126,299        41.5%   $115,926       36.1%
Other AAA rated                                  105,298        34.6     127,910       39.8
AA and A rated                                    28,332         9.3      33,913       10.6
BBB rated                                         36,397        12.0      38,272       11.9
Below investment grade                             8,037         2.6       5,045        1.6
-----------------------------------------------------------------------------------------------
     TOTAL                                      $304,363       100.0%   $321,066      100.0%
===============================================================================================

    Included in VFL's fixed maturity securities at March 31, 1997 are $93.2 million of asset-backed securities, consisting of approximately 5% in U.S. government agency issued pass-through certificates, 92% in collateralized mortgage obligations (CMOs) and 3% in corporate asset-backed obligations. The majority of CMOs held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

    VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. The fair value of asset-backed securities was less than the amortized cost by approximately $2.5 million and $0.1 million at March 31, 1997 and December 31, 1996, respectively. VFL has not invested in derivative financial instruments nor does it have any investments in mortgage loans or real estate.

    At March 31, 1997, net unrealized losses on fixed maturity securities amounted to approximately $8.2 million. This compares with net unrealized losses of approximately $0.4 million at December 31, 1996. The gross unrealized gains and losses for the fixed maturity securities portfolio at March 31, 1997, were $1.4 million and $9.6 million, respectively, compared to $3.2 million and $3.6 million, respectively, at December 31, 1996. The increase in unrealized losses is attributable, in large part, to increases in interest rates which have an adverse affect on bond prices.

    VFL's investments in equity securities are carried at a fair value of $3.2 million and $3.0 million at March 31, 1997 and December 31, 1996, respectively. At March 31, 1997, net unrealized gains on equity securities amounted to approximately $2.1 million. This compares with net unrealized gains of approximately $1.9 million at December 31, 1996. There were no unrealized losses on equity securities at March 31, 1997 and December 31, 1996.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - concluded

LIQUIDITY AND CAPITAL RESOURCES:

    The liquidity requirements of VFL have been met primarily by funds generated from operations. VFL's principal operating cash flow sources are premiums and investment income. The primary operating cash flow uses are payments for claims, policy benefits and operating expenses.

    For the quarter ended March 31, 1997, VFL's operating activities generated net positive cash flows of approximately $39.2 million, compared with net positive cash flows of $13.4 million for the same period in 1996. Positive cash flows in 1997 are primarily the result of the settlement of certain receivables from affiliates and higher revenues generated by the increase in premium volume. VFL believes that future liquidity needs will be met primarily by cash generated from operations. Net cash flows from operations are invested in marketable securities.

ACCOUNTING STANDARDS:

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

    In January 1997, the Securities and Exchange Commission approved amendments to Regulation S-X, Regulation S-K, Regulation S-B and various forms to clarify and expand existing disclosure requirements with respect to derivative financial instruments and derivative commodity instruments. The new rules would require enhanced descriptions in the footnotes to the financial statements of accounting policies for derivative financial instruments and derivative commodity instruments. They would also require disclosure outside the financial statements of qualitative and quantitative information about market risk related to derivative financial instruments, other financial instruments and derivative commodity instruments. The requirement of these amendments are effective for 1997 financial statements. These amendments will not have a significant impact on VFL.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            PART II OTHER INFORMATION






ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit
                                            Exhibit                    Page
                                             Number                   Number


(27)  Financial Data Schedule                 27                        17

(b)  REPORTS ON FORM 8-K:
         There were no reports on Form 8-K for the three months ended March 31, 1997.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                      PART II OTHER INFORMATION - concluded




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VALLEY FORGE LIFE INSURANCE COMPANY



                                             By  S/PETER E. JOKIEL
                                                 -------------------------------
                                                 Peter E. Jokiel
                                                 Director, Senior Vice President
                                                 and Chief Financial Officer


Date:         May 15, 1997