Form 10-Q
period 1997-06-30
VALLEY FORGE LIFE INSURANCE CO
filed 1997-08-14
CIK 1007008

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

 For the Quarterly Period Ended June 30, 1997    Commission File Number 333-1087

                           --------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY

             (Exact name of registrant as specified in its charter)


               Pennsylvania                            23-6200031
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                  CNA Plaza
               Chicago, Illinois                          60685
       Address of principal executive offices)          (Zip Code)


                                 (312) 822-5000
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at August 1, 1997
    -----------------------------------            -----------------------------
    Common Stock, Par value $50.00                         50,000

         The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                  Page 1 of 18

                      VALLEY FORGE LIFE INSURANCE COMPANY

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
-------   ---------------------                                         --------

CONDENSED FINANCIAL STATEMENTS:

  BALANCE SHEET
   JUNE 30, 1997 (Unaudited) AND DECEMBER 31, 1996......................   3

  CONDENSED STATEMENT OF OPERATIONS (Unaudited)
   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996............   4

  STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)
   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996......................   5

  STATEMENT OF CASH FLOWS (Unaudited)
   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996......................   6

  NOTES TO CONDENSED FINANCIAL
   STATEMENTS (Unaudited) JUNE 30, 1997.................................   7

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS..................................   9


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K............................  16

SIGNATURES..............................................................  17

EXHIBIT 27  FINANCIAL DATA SCHEDULE.....................................  18

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                  BALANCE SHEET
-----------------------------------------------------------------------------------------------------------
                                                                               JUNE 30         DECEMBER 31
                                                                                 1997              1996
                                                                             (Unaudited)
-----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
ASSETS:
   Investments:
     Fixed maturities available-for-sale (cost: $318,411 and $321,432)        $  317,352        $  321,066
     Equity securities available-for-sale (cost: $981 and $1,073)                  3,206             2,959
     Policy loans                                                                 65,169            60,267
     Short-term investments                                                      151,179            42,757
                                                                              ----------        ----------
          Total investments                                                      536,906           427,049
   Cash                                                                            5,122            24,759
   Insurance receivables:
     Reinsurance receivables                                                   1,441,019         1,320,583
     Premium and other insurance receivables                                      15,298            27,884
     Less allowance for doubtful accounts                                           (372)             (378)
   Deferred acquisition costs                                                     87,115            74,589
   Accrued investment income                                                       4,462             4,945
   Receivables for securities sold                                                   350               -
   Deferred income taxes                                                             -                 312
   Due from affiliates                                                            20,632            67,499
   Other assets                                                                    1,359                54
   Separate Account business                                                       1,612               -
-----------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                        $2,113,503        $1,947,296
===========================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                                   $1,757,140        $1,621,504
     Claims                                                                       73,132            60,568
     Policyholders' funds                                                         34,933            38,145
   Payables for securities purchased                                               9,320               -
   Federal income taxes payable                                                    4,747             3,824
   Deferred income taxes                                                           1,195               -
   Other liabilities                                                              27,378            23,715
   Separate Account business                                                       1,612               -
                                                                              ----------        ----------
          TOTAL LIABILITIES                                                    1,909,457         1,747,756
                                                                              ----------        ----------
Stockholder's Equity:
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                       2,500             2,500
   Additional paid-in capital                                                     39,150            39,150
   Retained earnings                                                             161,636           156,900
   Net unrealized investment gains                                                   760               990
                                                                              ----------        ----------
          TOTAL STOCKHOLDER'S EQUITY                                             204,046           199,540
-----------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $2,113,503        $1,947,296
===========================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                            SECOND QUARTER             SIX MONTHS
PERIOD ENDED JUNE 30                                      1997         1996         1997         1996
--------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Revenues:
   Premiums                                              $78,692     $82,938      $164,775    $160,221
   Net investment income                                   7,956       6,109        15,261      13,369
   Realized investment gains (losses)                       (162)     (1,250)         (133)      3,745
   Other                                                   1,476       1,249         2,751       2,499
                                                         -------     -------      --------    --------
                                                          87,962      89,046       182,654     179,834
                                                         -------     -------      --------    --------

Benefits and expenses:
   Insurance claims and policyholders' benefits           73,080      76,246       154,836     147,263
   Amortization of deferred acquisition costs and
   other operating expenses                               11,624      10,074        20,434      20,113
                                                         -------     -------      --------    --------
                                                          84,704      86,320       175,270     167,376
                                                         -------     -------      --------    --------
     Income before income tax                              3,258       2,726         7,384      12,458
Income tax expense                                         1,184         933         2,648       4,366
--------------------------------------------------------------------------------------------------------
     NET INCOME                                          $ 2,074     $ 1,793      $  4,736    $  8,092
========================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).


                       VALLEY FORGE LIFE INSURANCE COMPANY

                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

----------------------------------------------------------------------------------------------
                                                                           NET
                                              ADDITIONAL               UNREALIZED
SIX  MONTHS ENDED                    COMMON    PAID-IN     RETAINED    INVESTMENT
JUNE 30, 1997 AND 1996               STOCK     CAPITAL     EARNINGS   GAINS (LOSSES)   TOTAL
----------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance, December 31, 1995          $2,500    $39,150     $140,181       $13,641      $195,472
   Net income                          -          -          8,092           -           8,092
   Change in net unrealized gains/
        (losses)                       -          -            -         (15,626)      (15,626)
-----------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996              $2,500    $39,150     $148,273       $(1,985)     $187,938
===============================================================================================

Balance, December 31, 1996          $2,500    $39,150     $156,900       $   990      $199,540
   Net income                          -          -          4,736           -           4,736
   Change in net unrealized gains/
        (losses)                       -          -            -            (230)         (230)
-----------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997              $2,500    $39,150     $161,636       $   760      $204,046
===============================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                                                            1997          1996
-----------------------------------------------------------------------------------------------------------
(In thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $  4,736       $  8,092
                                                                                 --------       --------
   Adjustments  to  reconcile  net  income  to net  cash  flows  from  operating activities:
   Net realized investment (gains) losses, pre-tax                                    133         (3,745)
   Amortization of bond discount                                                   (3,073)        (2,017)
   Changes in:
        Insurance receivables, net                                               (107,856)      (140,642)
        Deferred acquisition costs                                                (12,526)       (11,451)
        Accrued investment income                                                     483            651
        Federal income taxes payable                                                  923         (3,127)
        Deferred income taxes                                                       1,631          1,650
        Insurance reserves                                                        144,988        137,211
        Due from affiliates                                                        46,867         67,102
        Other, net                                                                  2,358          2,730
                                                                                 --------       --------
            Total adjustments                                                      73,928         48,362
                                                                                 --------       --------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                               78,664         56,454
                                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                                 (142,791)      (301,008)
   Proceeds from fixed maturities:
     Sales                                                                        135,382        346,192
     Maturities, calls and redemptions                                             12,735         18,134
   Change in short-term investments                                               (98,725)      (153,644)
   Change in policy loans                                                          (4,902)        (3,971)
                                                                                 --------       --------
          NET CASH FLOWS FROM INVESTING ACTIVITIES                                (98,301)       (94,297)
                                                                                 --------       --------
          NET CASH FLOWS                                                          (19,637)       (37,843)
Cash at beginning of period                                                        24,759         42,103
----------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                            $  5,122       $  4,260
==========================================================================================================
Supplemental disclosures of cash flow information: Cash (paid) received:
        Federal income taxes                                                     $    506       $ (7,216)
==========================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION:

    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNA). Loews Corporation owns approximately 84% of the outstanding common stock of CNA.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, and other life insurance policies and individual annuities. Group insurance products include life, pension and accident and health, consisting primarily of major medical and hospitalization.

    Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL has ceded all of its business, excluding its separate accounts, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate accounts, and 10% of the combined net pool is retroceded to VFL.

    The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in VFL's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, and the information shown below.

    The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1997.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of VFL's management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position, results of operations and cash flows in the accompanying condensed financial statements.

NOTE 2. REINSURANCE:

    VFL assumes and cedes insurance with other insurers and reinsurers. VFL utilizes reinsurance arrangements to limit its maximum loss to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with VFL's retained amount varying by type of coverage.

                       VALLEY FORGE LIFE INSURANCE COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED

   The ceding of insurance does not discharge primary liability of the original insurer. VFL places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in its states of domicile, VFL receives collateral, primarily in the form of bank letters of credit.

    The effects of reinsurance on premium revenues are shown in the following schedule:

---------------------------------------------------------------------------------------------------------
                                                                 PREMIUMS                   ASSUMED/NET
                                        ---------------------------------------------------
SIX MONTHS ENDED JUNE 30                    DIRECT        ASSUMED        CEDED       NET          %
---------------------------------------------------------------------------------------------------------
(In thousands of dollars)
1997
   Life                                   $ 267,120     $ 40,342       $268,265     $ 39,197      103%
   Accident and Health                        1,271      125,578          1,271      125,578      100
---------------------------------------------------------------------------------------------------------
     TOTAL PREMIUMS                       $ 268,391     $165,920       $269,536     $164,775      101%
=========================================================================================================
1996
   Life                                  $  246,899     $ 36,649       $247,692     $ 35,856      102%
   Accident and Health                          399      124,365            399      124,365      100
---------------------------------------------------------------------------------------------------------
     TOTAL PREMIUMS                      $  247,298     $161,014       $248,091     $160,221      100%
=========================================================================================================

    In the table above, the majority of life premium revenue is from long duration type contracts, while the accident and health premiums earned are from short duration contracts.

    Transactions with Assurance, as part of the pooling agreement (see Note 1), are reflected in the above table. Premium revenues ceded to non-affiliated companies were $47.8 million for the six month period ended June 30, 1997 and $10.5 million for the same period in 1996. Additionally, insurance claims and policyholders' benefits recoveries from non-affiliated companies were $1.5 million for the period ended June 30, 1997 and $4.7 million for the period ended June 30, 1996.

    Reinsurance receivables reflected on the balance sheet are recoverables from reinsurers related to insurance reserves. Balances due from Assurance pursuant to the pooling agreement comprise approximately 99% of these balances at both June 30, 1997 and 1996.

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

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed, to a large extent, on a combined basis. Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL has ceded all of its business, excluding its separate accounts, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate accounts, and 10% of the combined net pool is retroceded to VFL.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, and other life insurance policies and individual annuities. Group insurance products include life, pension and accident and health, consisting primarily of major medical and hospitalization.

    Products developed in 1996 included a portfolio of variable products and new universal life products which are being marketed in 1997. These products offer policyholders the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts will be invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account will earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS:

    The following table summarizes key components of VFL's operating results for the six months and quarters ended June 30, 1997 and 1996.

---------------------------------------------------------------------------------------------------
                                                       SECOND QUARTER            SIX MONTHS
PERIOD ENDED JUNE 30                                  1997        1996         1997       1996
---------------------------------------------------------------------------------------------------
(In thousands of dollars)
OPERATING SUMMARY
  (excluding realized investment gains/losses):
Revenues:
     Individual premium                              $13,671     $15,680     $ 29,280    $ 26,812
     Group premium                                    65,021      67,258      135,495     133,409
                                                     -------     -------     --------    --------
        Total premiums                                78,692      82,938      164,775     160,221
     Net investment income                             7,956       6,109       15,261      13,369
     Other                                             1,476       1,249        2,751       2,499
                                                     -------     -------     --------    --------
        Total revenues                                88,124      90,296      182,787     176,089
Total benefits and expenses                           84,704      86,320      175,270     167,376
                                                     -------     -------     --------    --------
     Operating income before income tax                3,420       3,976        7,517       8,713
Income tax expense                                    (1,214)     (1,369)      (2,668)     (3,055)
                                                     -------     -------     --------    --------
        Net operating income                           2,206       2,607        4,849       5,658
     Net realized investment gains (losses)             (132)       (814)        (113)      2,434
                                                     -------     -------     --------    --------
        Net income                                   $ 2,074     $ 1,793     $  4,736    $  8,092
==================================================================================================

    VFL's revenues, excluding net realized investment gains/losses, increased 4% to $182.8 million for the first six months of 1997, from $176.1 million for the same period in 1996. Premiums were $164.8 million for the six months ended June 30, 1997, compared to $160.2 million for the same period in 1996. For the six month period of 1997, individual premiums increased by 9% to $29.3 million, compared to $26.8 million for the same period in 1996. This increase is primarily due to the continued growth in sales of the Viaterm product of approximately $2.7 million. Group premiums were up 2% to $135.5 million for the first six months of 1997, compared to $133.4 million for the same period for 1996. The growth is due, in part, to a $3.7 million increase in premiums in the Federal Employees Health Benefits Program, due to strong enrollment through the first six months of 1997. Also contributing to the growth in group premiums is a $1.1 million increase in Disability and Accident premium. The increase in group premiums is offset by a drop in group reinsurance premium of $2.8 million.

    Premiums for the second quarter ended June 30, 1997 were $78.7 million, compared to $82.9 million for the same period in 1996. Individual premiums decreased by 12% to $13.7 million for the three months ended June 30, 1997, compared to $15.7 million for the same period in 1996. The growth in Viaterm sales were more than offset by a reduction in sales of individual annuities for the second quarter of 1997. For the three months ended June 30, 1997, group premium decreased 3% to $65.0 million from $67.3 million for the same period in 1996. The primary reasons for this decrease were a decline in annuity and reinsurance businesses.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

    VFL's investment income for the six months ended June 30, 1997 was $15.3 million, a $1.9 million or 14% increase from the same period a year earlier when investment income was $13.4 million. The increase can be attributed to a larger asset base generated from increased operating cash flows. VFL's net operating income, excluding net realized investment gains/losses, was $4.8 million and $2.2 million for the six and three months ended June 30, 1997, respectively, compared to $5.7 million and $2.6 million for the same periods in 1996. Net operating income, excluding realized investment gains/losses, for the first six months of 1997 was less than that for the same period for 1996, in spite of increased revenues. This is due to group health losses resulting from unfavorable morbidity experience in 1997.

   Net realized investment losses, net of tax, were $113 thousand and $132 thousand for the six and three months ended June 30, 1997, respectively, compared to net realized investment gains of $2.4 million and net realized investment losses of $814 thousand for the same periods last year. Net income for the six and three months ended June 30, 1997 was $4.7 million and $2.1 million, respectively, compared to $8.1 million and $1.8 million for the same periods in 1996.


FINANCIAL CONDITION:

    Assets increased approximately $166.2 million from December 31, 1996 to $2,113.5 million as of June 30, 1997. VFL's cash and invested assets increased by $90.2 million from December 31, 1996 to $542.0 million.

    During the first six months of 1997, VFL's stockholder's equity increased by $4.5 million, or 2%, to approximately $204.0 million. The increase in stockholder's equity in 1997 is due to net income of approximately $4.7 million being offset by approximately $0.2 million in net unrealized investment losses.


--------------------------------------------------------------------------------------------------
FINANCIAL POSITION                                                     JUNE 30       DECEMBER 31
                                                                         1997            1996
--------------------------------------------------------------------------------------------------
(In thousands of dollars)
Assets                                                                $2,113,503    $1,947,296
Stockholder's equity                                                     204,046       199,540
Net unrealized investment gains included in stockholder's equity             760           990
--------------------------------------------------------------------------------------------------


                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

INVESTMENTS:

    The following table summarizes VFL's investments shown at cost or amortized cost at June 30, 1997 and December 31, 1996.


--------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                    JUNE 30                DECEMBER 31
                                                1997          %           1996       %
--------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturity securities:
        U.S. Treasury securities and
         obligations of government agencies   $119,267       22.3%      $117,213    27.5%
        Asset backed securities                104,779       19.6        113,376    26.6
        Other debt securities                   94,365       17.6         90,843    21.4
--------------------------------------------------------------------------------------------
          Total fixed maturity securities      318,411       59.5        321,432    75.5
Common stocks                                      981        0.2          1,073     0.3
Policy loans                                    65,169       12.2         60,267    14.2
Short-term investments                         151,179       28.1         42,757    10.0
--------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                 $535,740      100.0%      $425,529   100.0%
============================================================================================
INVESTMENTS AT CARRYING VALUE*                $536,906                  $427,049
============================================================================================

* As reported in the Balance Sheet

    Operations, assets and liabilities of VFL and Assurance are, to a large extent, managed on a combined basis. The investment portfolio is managed to maximize after-tax investment return, while minimizing credit risks, with investments concentrated in high quality securities to support VFL's insurance underwriting operations. The investment portfolios held by Assurance are segregated for the purpose of supporting policy liabilities for universal life, annuities and other interest sensitive products.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


    The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market).

----------------------------------------------------------------------------------------------
                                                 JUNE 30         %     DECEMBER 31     %
                                                  1997                     1996
----------------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and affiliated securities       $116,631       36.8%    $115,926     36.1%
Other AAA rated                                  111,358       35.1      127,910     39.8
AA and A rated                                    40,047       12.6       33,913     10.6
BBB rated                                         29,265        9.2       38,272     11.9
Below investment grade                            20,051        6.3        5,045      1.6
----------------------------------------------------------------------------------------------
     TOTAL                                      $317,352      100.0%    $321,066    100.0%
==============================================================================================

    Included in VFL's fixed maturity securities at June 30, 1997 are $104.7 million of asset-backed securities, consisting of approximately 5% in U.S. government agency issued pass-through certificates, 93% in collateralized mortgage obligations (CMOs) and 2% in corporate asset-backed obligations. The majority of CMOs held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

    VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. The fair value of asset-backed securities was less than the amortized cost by $117 thousand and $125 thousand at June 30, 1997 and December 31, 1996, respectively. VFL has not invested in derivative financial instruments nor does it have any investments in mortgage loans or real estate.

    At June 30, 1997, net unrealized losses on fixed maturity securities amounted to approximately $1.1 million. This compares with net unrealized losses of approximately $365 thousand at December 31, 1996. The gross unrealized gains and losses for the fixed maturity securities portfolio at June 30, 1997, were $2.6 million and $3.7 million, respectively, compared to $3.2 million and $3.6 million, respectively, at December 31, 1996.

    VFL's investments in equity securities are carried at a fair value of $3.2 million and $3.0 million at June 30, 1997 and December 31, 1996, respectively. At June 30, 1997, net unrealized gains on equity securities amounted to approximately $2.2 million. This compares with net unrealized gains of approximately $1.9 million at December 31, 1996. There were no unrealized losses on equity securities at June 30, 1997 and December 31, 1996.

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

    For the first six months of 1997, VFL's operating activities generated net positive cash flows of approximately $78.7 million, compared with net positive cash flows of $56.5 million for the same period in 1996. Positive cash flows in 1997 are primarily the result of the settlement of certain receivables from affiliates and higher revenues generated by the increase in premium volume. VFL believes that future liquidity needs will be met primarily by cash generated from operations. Net cash flows from operations are invested in marketable securities.

ACCOUNTING STANDARDS:

    In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement has been amended and is now effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 or 1997, depending on the type of transaction. This Statement will not have a significant impact on VFL.

    In January 1997, the Securities and Exchange Commission approved amendments to Regulation S-X, Regulation S-K, Regulation S-B and various forms to clarify and expand existing disclosure requirements with respect to derivative financial instruments and derivative commodity instruments. The new rules would require enhanced descriptions in the footnotes to the financial statements of accounting policies for derivative financial instruments and derivative commodity instruments. They would also require disclosure outside the financial statements of qualitative and quantitative information about market risk related to derivative financial instruments, other financial instruments and derivative commodity instruments. The requirement of these amendments are effective for year end 1997 financial statements. These amendments will not have a significant impact on VFL.

    In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement is not expected to result in a significant change on VFL's disclosures.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONCLUDED


    In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement will redefine VFL's business segment disclosure.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            PART II OTHER INFORMATION






ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit
                                            Exhibit                   Page
                                             Number                  Number
                                            -------                  ------
(27)  Financial Data Schedule                  27                      18

(b)  REPORTS ON FORM 8-K:
         There were no reports on Form 8-K for the three months ended
            June 30,1997.

                        VALLEY FORGE LIFE INSURANCE COMPANY





                      PART II OTHER INFORMATION - concluded




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Valley Forge Life Insurance Company



                                         By       S/PATRICIA L. KUBERA
                                                  --------------------
                                                  Patricia L. Kubera
                                                  Director, Group Vice President
                                                  and Controller
                                                  (Principal Accounting Officer)

Date:         August 14, 1997