Form 10-Q
period 1997-09-30
VALLEY FORGE LIFE INSURANCE CO
filed 1997-11-14
CIK 1007008

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

               For the Quarterly Period Ended September 30, 1997
                         Commission File Number 333-1087

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No _

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at November 1, 1997
  ------------------------------              -------------------------------
  Common Stock, Par value $50.00                           50,000

         The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      VALLEY FORGE LIFE INSURANCE COMPANY

                                     INDEX

PART I.   FINANCIAL INFORMATION                                      PAGE NO.
-------------------------------                                      --------

CONDENSED FINANCIAL STATEMENTS:

   BALANCE SHEET
    SEPTEMBER 30, 1997 (Unaudited) AND DECEMBER 31, 1996...........     3

   CONDENSED STATEMENT OF OPERATIONS (Unaudited)
    FOR THE THREE AND NINE MONTHS ENDED
    SEPTEMBER 30, 1997 AND 1996....................................     4

   STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996..........     5

   STATEMENT OF CASH FLOWS (Unaudited)
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996..........     6

   NOTES TO CONDENSED FINANCIAL
    STATEMENTS (Unaudited) SEPTEMBER 30, 1997......................     7

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS............................     9


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................    15


SIGNATURES.........................................................    16


EXHIBIT 27   FINANCIAL DATA SCHEDULE...............................    17

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                  BALANCE SHEET

-------------------------------------------------------------------------------------------------
                                                                       September 30   December 31
                                                                          1997            1996
                                                                       (Unaudited)
-------------------------------------------------------------------------------------------------
(In thousands of dollars)
ASSETS:
   Investments:
     Fixed maturities available-for-sale (cost: $287,174 and $321,432) $  290,133     $  321,066
     Equity securities available-for-sale (cost: $981 and $1,073)           2,451          2,959
     Policy loans                                                          65,866         60,267
     Short-term investments                                                24,410         42,757
                                                                        ----------     ----------
          Total investments                                               382,860        427,049
   Cash                                                                     5,483         24,759
   Insurance receivables:
     Reinsurance receivables                                            1,476,633      1,320,583
     Premium and other insurance receivables                               50,680         27,884
     Less allowance for doubtful accounts                                    (357)          (378)
   Deferred acquisition costs                                              93,764         74,589
   Accrued investment income                                                6,337          4,945
   Deferred income taxes                                                      -              312
   Due from affiliates                                                    157,883         67,499
   Other assets                                                             2,923             54
   Separate Account business                                                4,058            -
-------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                 $2,180,264     $1,947,296
=================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                            $1,803,766     $1,621,504
     Claims                                                                83,772         60,568
     Policyholders' funds                                                  35,414         38,145
   Federal income taxes payable                                             5,961          3,824
   Deferred income taxes                                                    3,835            -
   Other liabilities                                                       33,437         23,715
   Separate Account business                                                4,058            -
                                                                       -----------    -----------
          TOTAL LIABILITIES                                             1,970,243      1,747,756
                                                                       -----------    -----------
Stockholder's Equity:
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                2,500          2,500
   Additional paid-in capital                                              39,150         39,150
   Retained earnings                                                      165,490        156,900
   Net unrealized investment gains                                          2,881            990
                                                                       -----------    -----------
          TOTAL STOCKHOLDER'S EQUITY                                      210,021        199,540
-------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $2,180,264     $1,947,296
=================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

------------------------------------------------------------------------------------------
                                                   Third Quarter           Nine Months
PERIOD ENDED SEPTEMBER 30                         1997       1996       1997       1996
------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
   Premiums                                       $82,622   $82,417   $247,397   $242,638
   Net investment income                            7,676     8,283     22,937     21,652
   Realized investment gains (losses)               1,282      (621)     1,149      3,124
   Other                                            2,151     1,900      4,902      4,399
                                                  --------  --------  ---------  ---------
                                                   93,731    91,979    276,385    271,813
                                                  --------  --------  ---------  ---------

Benefits and expenses:
   Insurance claims and policyholders' benefits    78,528    76,985    233,364    224,248
   Amortization of deferred acquisition costs and
    other operating expenses                        9,161    10,091     29,595     30,204
                                                  --------  --------  ---------  ---------
                                                   87,689    87,076    262,959    254,452
                                                  --------  --------  ---------  ---------
     Income before income tax                       6,042     4,903     13,426     17,361
Income tax expense                                  2,188     1,757      4,836      6,123
------------------------------------------------------------------------------------------
     NET INCOME                                   $ 3,854   $ 3,146   $  8,590   $ 11,238
==========================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

---------------------------------------------------------------------------------------------
                                                                           NET
                                              ADDITIONAL               UNREALIZED
NINE MONTHS ENDED                    COMMON    PAID-IN    RETAINED     INVESTMENT
SEPTEMBER 30, 1997 AND 1996          STOCK     CAPITAL    EARNINGS   GAINS (LOSSES)  TOTAL
---------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance, December 31, 1995            $2,500   $39,150    $140,181      $13,641    $195,472
   Net income                            -         -        11,238          -        11,238
   Change in net unrealized gains/
        (losses)                         -         -           -        (15,561)    (15,561)
---------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996           $2,500   $39,150    $151,419      $(1,920)   $191,149
=============================================================================================

Balance, December 31, 1996            $2,500   $39,150    $156,900      $   990    $199,540
   Net income                            -         -         8,590          -         8,590
   Change in net unrealized gains/
       (losses)                          -         -           -          1,891       1,891
---------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997           $2,500   $39,150    $165,490      $ 2,881    $210,021
=============================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                    1997          1996
-------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $  8,590       $ 11,238
                                                                                -------       --------
   Adjustments to reconcile net income to net cash flows from operating activities:
   Net realized investment gains, pre-tax                                        (1,149)        (3,124)
   Amortization of bond discount                                                 (4,676)        (3,880)
   Changes in:
        Insurance receivables, net                                             (178,867)      (186,324)
        Deferred acquisition costs                                              (19,175)       (16,405)
        Accrued investment income                                                (1,392)        (2,698)
        Federal income taxes payable                                              2,137         (1,239)
        Deferred income taxes                                                     3,129          4,320
        Insurance reserves                                                      127,464         77,467
        Due from affiliates                                                     (90,384)        41,521
        Other, net                                                                6,852          6,305
                                                                               --------      ---------
            Total adjustments                                                  (156,061)       (84,057)
                                                                               --------      ---------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                           (147,471)       (72,819)
                                                                               ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                               (170,107)      (476,469)
   Proceeds from fixed maturities:
     Sales                                                                      186,958        450,490
     Maturities, calls and redemptions                                           19,659         35,618
   Proceeds from sale of equity maturities                                          -               23
   Change in short-term investments                                              22,013        (41,768)
   Change in policy loans                                                        (5,599)        (5,272)
                                                                               ---------     ----------
          NET CASH FLOWS FROM INVESTING ACTIVITIES                               52,924        (37,378)
                                                                               ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts for investment contracts credited to policyholder account balances   84,121         71,268
   Return of policyholder account balances in investment contracts               (8,850)        (2,395)
                                                                               ---------     ----------
          NET CASH FLOWS FROM FINANCING ACTIVITIES                               75,271         68,873
                                                                               ---------     ----------
          NET CASH FLOWS                                                        (19,276)       (41,324)
Cash at beginning of period                                                      24,759         42,103
--------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                          $  5,483        $   779
========================================================================================================
Supplemental disclosures of cash flow information:
        Cash received (paid) for federal income taxes                          $    506       $ (3,229)
========================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)

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

    Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL cedes all of its business, excluding its separate accounts, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate accounts, and 10% of the combined net pool is retroceded to VFL.

    In mid-October, VFL purchased investments in derivative financial instruments with a notional value of approximately $50.0 million and a book value of approximately $0.6 million. These instruments are in the form of interest rate caps to offset the effects of a potential increase in interest rates.

    The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in VFL's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997, and the information shown below.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED

NOTE 2. REINSURANCE:

    VFL assumes and cedes insurance with other insurers and reinsurers. VFL utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with VFL's retained amount varying by type of coverage.

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

    The effects of reinsurance on premium revenues are shown in the following schedule:

---------------------------------------------------------------------------------------------------
                                                          PREMIUMS                     ASSUMED/NET
                                        ----------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30            DIRECT    ASSUMED        CEDED        NET         %
---------------------------------------------------------------------------------------------------
(In thousands of dollars)
1997
   Life                                  $411,979   $ 59,680     $413,443    $ 58,216     103%
   Accident and Health                      1,908    189,181        1,908     189,181     100
---------------------------------------------------------------------------------------------------
     TOTAL PREMIUMS                      $413,887   $248,861     $415,351    $247,397     101%
===================================================================================================
1996
   Life                                  $300,096   $ 53,296     $300,371    $ 53,021     101%
   Accident and Health                        664    189,617          664     189,617     100
---------------------------------------------------------------------------------------------------
     TOTAL PREMIUMS                      $300,760   $242,913     $301,035    $242,638     100%
===================================================================================================

    In the table above, the majority of life premium revenue is from long duration type contracts, while the accident and health earned premiums are from short duration contracts.

    Transactions with Assurance, as part of the pooling agreement (see Note 1), are reflected in the above table. Premium revenues ceded to non-affiliated companies were $77.7 million for the nine month period ended September 30, 1997 and $25.0 million for the same period in 1996. Additionally, insurance claims and policyholders' benefits recoveries from non-affiliated companies were $10.6 million for the period ended September 30, 1997 and $6.2 million for the period ended September 30, 1996.

    Reinsurance receivables reflected on the balance sheet are recoverables from reinsurers related to insurance reserves. Balances due from Assurance pursuant to the pooling agreement comprise approximately 99% of these balances at both September 30, 1997 and 1996.

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

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed, to a large extent, on a combined basis. Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL cedes all of its business, excluding its separate accounts, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate accounts, and 10% of the combined net pool is retroceded to VFL.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, and other life insurance policies and individual annuities. Group insurance products include life, pension and accident and health, consisting primarily of major medical and hospitalization.

    Products developed in 1996 included a portfolio of variable products and new universal life products which are being marketed in 1997. These products offer policyholders the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts will be invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account will earn a guaranteed minimum rate of interest for a specified period of time for annuity contracts and one year for life products.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS:

    The following table summarizes key components of VFL's operating results for the nine months and quarters ended September 30, 1997 and 1996:

--------------------------------------------------------------------------------------------------------
                                                            THIRD QUARTER             NINE MONTHS
PERIOD ENDED SEPTEMBER 30                                1997         1996         1997          1996
--------------------------------------------------------------------------------------------------------
(In thousands of dollars)
RESULTS OF OPERATIONS
Revenues:
     Group premium                                     $68,551      $69,240      $204,046     $202,649
     Individual premium                                 14,071       13,177        43,351       39,989
                                                       -------      -------      --------     --------
        Total premiums                                  82,622       82,417       247,397      242,638
     Net investment income                               7,676        8,283        22,937       21,652
     Other                                               2,151        1,900         4,902        4,399
                                                       -------      -------      --------     --------
        Total revenues                                  92,449       92,600       275,236      268,689
Benefits and expenses                                   87,689       87,076       262,959      254,452
                                                       -------      -------      --------     --------
     Operating income before income tax                  4,760        5,524        12,277       14,237
Income tax expense                                       1,766        1,974         4,434        5,029
                                                       -------      -------      --------     --------
        Net operating income                             2,994        3,550         7,843        9,208
Net realized investment gains (losses)                     860         (404)          747        2,030
                                                       -------      -------      --------     --------
        Net income                                     $ 3,854      $ 3,146      $  8,590     $ 11,238
========================================================================================================

    VFL's revenues, excluding net realized investment gains/losses, increased 2% to $275.2 million for the first nine months of 1997, from $268.7 million for the same period in 1996. Premiums were $247.4 million for the nine months ended September 30, 1997, compared to $242.6 million for the same period in 1996. For the nine month period of 1997, individual premiums increased by 8% to $43.4 million, compared to $40.0 million for the same period in 1996. This increase is primarily due to the continued growth in sales of the Viaterm product of approximately $4.6 million. Group premiums were up 1% to $204.0 million for the first nine months of 1997, compared to $202.6 million for the same period in 1996. The growth is due, in part, to a $2.2 million increase in premiums in a U.S. Government employees accident and health program and a $4.4 million increase in group medical premiums. Also contributing to the growth is a $1.5 million increase in disability and accident premium. The increase in group premiums is offset by a drop in group reinsurance premium of $6.7 million.

    Premiums for the third quarter ended September 30, 1997 were $82.6 million, compared to $82.4 million for the same period in 1996. Individual premiums increased by 7% to $14.1 million for the three months ended September 30, 1997, compared to $13.2 million for the same period in 1996. The growth in Viaterm sales accounts for most of this change. For the three months ended September 30, 1997, group premium decreased 1% to $68.6 million from $69.2 million for the same period in 1996. The primary reason for this decrease was a decline in reinsurance business.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


    VFL's investment income for the nine months ended September 30, 1997 was $22.9 million, an approximate increase of $1.2 million or 6% from the same period a year earlier when investment income was $21.7 million. The increase can be attributed to slightly higher yields in VFL's investment portfolio for the first nine months of 1997. Investment income for the three months ended
September 30, 1997 was $7.7 million, down 7% from $8.3 million for the same period in 1996. This decline is mainly due to a decrease in holdings within VFL's investment portfolio during the third quarter, in spite of slightly higher yields. VFL's net operating income, excluding net realized investment gains/losses, was $7.8 million and $3.0 million for the nine and three months ended September 30, 1997, respectively, compared to $9.2 million and $3.6 million for the same periods in 1996.

    Net realized investment gains, net of tax, were $747 thousand and $860 thousand for the nine and three months ended September 30, 1997, respectively, compared to net realized investment gains of $2.0 million and net realized investment losses of $404 thousand for the same periods last year. Net income for the nine and three months ended September 30, 1997 was $8.6 million and $3.9 million, respectively, compared to $11.2 million and $3.1 million for the same periods in 1996.

FINANCIAL CONDITION:

    Assets increased approximately $233.0 million from December 31, 1996 to $2,180.3 million as of September 30, 1997. VFL's cash and invested assets decreased by $63.5 million from December 31, 1996 to $388.3 million.

    During the first nine months of 1997, VFL's stockholder's equity increased by $10.5 million, or 5%, to approximately $210.0 million. The increase in stockholder's equity in 1997 is due to net income of approximately $8.6 million and approximately $1.9 million in net unrealized investment gains.

---------------------------------------------------------------------------------------------
FINANCIAL POSITION                                               SEPTEMBER 30   DECEMBER 31
                                                                     1997          1996
---------------------------------------------------------------------------------------------
(In thousands of dollars)
Assets                                                            $2,180,264   $1,947,296
Stockholder's equity                                                 210,021      199,540
Net unrealized investment gains included in stockholder's equity       2,881          990
---------------------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

INVESTMENTS:

    The following table summarizes VFL's investments shown at cost or amortized cost at September 30, 1997 and December 31, 1996:

--------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                  SEPTEMBER 30               DECEMBER 31
                                                 1997           %          1996        %
--------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturities:
       U.S. Treasury securities and
         obligations of government agencies    $100,431        26.5%     $117,213     27.5%
       Asset backed securities                   93,319        24.7       113,376     26.6
       Other debt securities                     93,424        24.7        90,843     21.4
--------------------------------------------------------------------------------------------
          Total fixed maturities                287,174        75.9       321,432     75.5
Common stocks                                       981         0.3         1,073      0.3
Policy loans                                     65,866        17.4        60,267     14.2
Short-term investments                           24,410         6.4        42,757     10.0
--------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                  $378,431       100.0%     $425,529    100.0%
============================================================================================
INVESTMENTS AT CARRYING VALUE*                 $382,860                  $427,049
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

    VFL has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of VFL's asset/liability strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations or other similar factors. Accordingly, the fixed maturities are classified as available-for-sale.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

    The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):

----------------------------------------------------------------------------------------
                                            SEPTEMBER 30      %     DECEMBER 31     %
                                                1997                    1996
----------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and affiliated securities     $101,329       34.9%   $115,926     36.1%
Other AAA rated                                 98,124       33.8     127,910     39.8
AA and A rated                                  40,589       14.0      33,913     10.6
BBB rated                                       30,432       10.5      38,272     11.9
Below investment grade                          19,659        6.8       5,045      1.6
-----------------------------------------------------------------------------------------
     TOTAL                                    $290,133      100.0%   $321,066    100.0%
=========================================================================================

    Included in VFL's fixed maturities at September 30, 1997 are $93.9 million of asset-backed securities, consisting of approximately 10% in U.S. government agency issued pass-through certificates, 88% in collateralized mortgage obligations (CMOs) and 2% in corporate asset-backed obligations. The majority of CMOs held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

    VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. The fair value of asset-backed securities was more than the amortized cost by $628 thousand at September 30, 1997. The fair value of asset-backed securities was less than the amortized cost by $125 thousand at December 31, 1996.

    At September 30, 1997, net unrealized gains on fixed maturities amounted to approximately $3.0 million. This compares with net unrealized losses of approximately $365 thousand at December 31, 1996. The gross unrealized gains and losses for the fixed maturities portfolio at September 30, 1997, were $4.3 million and $1.3 million, respectively, compared to $3.2 million and $3.6 million, respectively, at December 31, 1996.

    VFL's investments in equity securities are carried at a fair value of $2.5 million and $3.0 million at September 30, 1997 and December 31, 1996, respectively. At September 30, 1997, net unrealized gains on equity securities amounted to approximately $1.5 million. This compares with net unrealized gains of approximately $1.9 million at December 31, 1996. There were no unrealized losses on equity securities at September 30, 1997 and December 31, 1996.

    VFL does not have any investments in real estate or direct mortgage loans. In mid-October, VFL purchased investments in derivative financial instruments with a notional value of approximately $50.0 million and a book value of approximately $0.6 million. These instruments are in the form of interest rate caps to offset the effects of a potential increase in interest rates.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONCLUDED

    For the first nine months of 1997, VFL's operating activities generated net negative cash flows of approximately $147.5 million, compared with net negative cash flows of $72.8 million for the same period in 1996. Negative cash flows in 1997 are primarily the result of an increase in affiliate receivable and insurance receivable balances. VFL believes that future liquidity needs will be met primarily by cash generated from operations. Net cash flows from operations are generally invested in marketable securities.

ACCOUNTING STANDARDS:

    In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement has been amended and is now effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 or 1997, depending on the type of transaction. This Statement is not expected to have a significant impact on VFL.

    In January 1997, the Securities and Exchange Commission approved amendments to Regulation S-X, Regulation S-K, Regulation S-B and various forms to clarify and expand existing disclosure requirements with respect to derivative financial instruments and derivative commodity instruments. The new rules require enhanced descriptions in the footnotes to the financial statements of accounting policies for derivative financial instruments and derivative commodity instruments. They also require disclosure outside the financial statements of qualitative and quantitative information about market risk related to derivative financial instruments, other financial instruments and derivative commodity instruments. These amendments are effective for year end 1997 financial statements and will not have a significant impact on VFL.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement is not expected to result in a significant change in VFL's disclosures.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement will redefine VFL's business segment disclosure.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            PART II OTHER INFORMATION







ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit

                                           Exhibit                  Page
                                            Number                 Number
                                           -------                 ------
(27)  Financial Data Schedule                 27                     17




(b)  REPORTS ON FORM 8-K:

       There were no reports on Form 8-K for the three months ended
         September 30, 1997.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                      PART II OTHER INFORMATION - CONCLUDED





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Valley Forge Life Insurance Company



                                           By      /S/W. JAMES MACGINNITIE
                                                   -----------------------
                                                    W. James MacGinnitie
                                               Director, Senior Vice President
                                                 and Chief Financial Officer


Date:         November 14, 1997