Form 10-K
period 1997-12-31
VALLEY FORGE LIFE INSURANCE CO
filed 1998-03-31
CIK 1007008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE YEAR ENDED DECEMBER 31, 1997            COMMISSION FILE NUMBER 333-1087

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ |X| ]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

    As of March 27, 1998, 50,000 shares of Common Stock (all held by the parent, Continental Assurance Company) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION I (1)
(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY

                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1997

   Item                                                                  Page
  Number                         PART I                                 Number
  ------                                                                ------
    1   Business.......................................................    3

    2   Properties.....................................................    5

    3   Legal Proceedings..............................................    5

    4   Submission of Matters to a Vote of Security Holders............    5

                                 PART II
    5   Market for Registrant's Common Stock and
          Related Stockholder Matters..................................    7

    6   Selected Financial Data........................................    7

    7   Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................    8

    8   Financial Statements and Supplementary Data....................   17

    9   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................   40

                                 PART III
    10  Directors and Executive Officers of the Registrant.............   40

    11  Executive Compensation.........................................   40

    12  Security Ownership of Certain Beneficial Owners and Management.   40

    13  Certain Relationships and Related Transactions.................   40

                                 PART IV
    14  Financial Statements, Schedules, Exhibits
           and Reports on Form 8-K.....................................   41

                                     PART I

ITEM 1.  BUSINESS

    Valley Forge Life Insurance Company (VFL) was incorporated under the laws of the Commonwealth of Pennsylvania on August 9, 1956 and began its operations on December 1, 1956. VFL is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation
(CNAF). Loews Corporation owns approximately 84% of the outstanding common stock of CNAF.

   VFL  sells a  variety  of  individual  and  group  insurance  products.  The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life, pension and accident and health, consisting primarily of major medical and hospitalization. A new portfolio of variable products, including annuity and universal life products, was marketed in 1997. These products offer policyholders the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed, to a large extent, on a combined basis. Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

COMPETITION

    VFL is engaged in a business that is highly competitive due to the large number of stock and mutual life insurance companies and other entities marketing insurance products. VFL also faces competition from financial institutions that market mutual funds as an alternative for investors. The combined operations of VFL and Assurance compete for both producers and customers and Assurance and VFL must continuously allocate resources to refine and improve insurance products and services. There are approximately 1,700 companies selling life insurance (including health insurance and pension products) in the United States. The combined companies of VFL and Assurance rank as the twenty-second largest life insurance organization based on 1996 consolidated net written premiums.

REGULATION

    VFL is subject to the laws of the Commonwealth of Pennsylvania governing insurance companies and to the regulations of the Pennsylvania Department of Insurance (the Insurance Department). Regulation by the Insurance

Department includes periodic examination to determine, among other items, contract liabilities and reserves so that the Insurance Department may certify that these items are correct. VFL's books and accounts are subject to review by the Insurance Department at all times.

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

    Increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress resulted in the National Association of Insurance Commissioners (NAIC) developing industry minimum Risk-Based Capital
(RBC) requirements, establishing a formal state accreditation process designed to regulate for solvency more closely, minimizing the diversity of approved statutory accounting and actuarial practices, and increasing the annual statutory statement disclosure requirements.

    The RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1997, VFL has capital in excess of the Company Action Level.

CERTAIN AGREEMENTS

   VFL is party to the Reinsurance Pooling Agreement with Assurance which was previously mentioned and is also discussed in the Notes to VFL's Financial Statements, included herein. In addition, VFL is party to the CNA Intercompany Expense Agreement whereby expenses incurred by CNAF and each of its subsidiaries are allocated to the appropriate company. All acquisition and underwriting expenses allocated to VFL are further subject to the Reinsurance Pooling Agreement with Assurance, so that acquisition and underwriting expenses recognized by VFL approximate ten percent of the combined acquisition and underwriting expenses of VFL and Assurance. For information regarding expenses pursuant to the CNA Intercompany Expense Agreement see Note 8 of the Notes to Financial Statements.


REINSURANCE

    Information as to VFL's reinsurance business is set forth in Note 7 of the Financial Statements.

EMPLOYEE RELATIONS

    At December 31, 1997, VFL had no employees as it has contracted with Casualty for services provided by Casualty employees. Casualty has experienced satisfactory labor relations and has never had work stoppages due to labor disputes.

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

   Omitted pursuant to General Instruction I (2) (c) of Form 10-K.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


              POSITION AND
            OFFICES HELD WITH
NAME           REGISTRANT     AGE   PRINCIPAL OCCUPATION DURING PAST FIVE YEARS


Dennis H.   Chairman of the   54    Chairman of the Board and Chief  Executive
Chookaszian Board and Chief         Officer of CNA since September 1992. Prior
            Executive Officer       thereto, Mr. Chookaszian  was President
                                    and Chief  Operating  Officer  of  CNA. Mr.
                                    Chookaszian has served as a Director of the Registrant since April 1978.

Philip L.   President and     57    President of  CNA  since  September 1992.
Engel       Director                Prior thereto,  Mr. Engel was Executive Vice
                                    President of CNA.   Mr.  Engel  has  served
                                    as  a  Director  of Registrant since
                                    September 1992.

Michael C.  Senior  Vice      45    Senior  Vice  President  of  CNA since
Garner      President and           September 1993. Prior  thereto, Mr. Garner
            Director                was a  partner  of  Coopers & Lybrand LLP.
                                    Mr. Garner has served as a Director of the Registrant since October 1996.

Bernard L.  Executive Vice    51    Executive   Vice   President  and  Chief
Hengesbaugh President and           Operating Officer of CNA since February
            Chief Operating         1998. Prior thereto, Mr.  Hengesbaugh  was
            Officer                 Senior Vice  President  of CNA  since
                                    November 1990.

Peter E.    Senior Vice and   50    Senior Vice President of CNA since November
Jokiel      President               1990. Chief Financial  Officer of CNA from
                                    November 1990 through  October  1997.  Mr.
                                    Jokiel  served  as  a  Director of the
                                    Registrant from July 1992  through October
                                    1997.

Jonathan D. Senior Vice       42    Senior Vice President and General  Counsel
Kantor      President,              of CNA since  April  1997.  Group  Vice
            Secretary, General      President of  CNA since April 1994. Prior
            Counsel and             thereto, Mr. Kantor was a partner  at the
            Director                law firm  of  Shea &  Gould.*  Mr. Kantor
                                    has served as a Director of the Registrant since April 1997.

Patricia L. Group Vice        42    Group Vice  President and Controller of CNA
Kubera      President,              since January  1993.  Prior   thereto, Ms.
            Controller and          Kubera was Assistant Vice President of CNA.
            Director                Ms.  Kubera has served  as a Director of
                                    the  Registrant since November 1994.


W. James    Senior Vice       59    Senior Vice  President and Chief Financial
MacGinnitie President, Chief         Officer of CNA since October  1997.  From
            Financial   Officer     1994 through 1997, Mr.  MacGinnitie  was a
            and  Director           partner  at  Ernst & Young. Prior thereto,
                                    with Mr. MacGinnitie was a principal
                                    Tillinghast.   Mr.   MacGinnitie  has
                                    served as a Director of the Registrant since October 1997.


William H.  Senior Vice   49        Senior Vice President of CNA since January
Sharkey,Jr. President and           1994. Prior   thereto, Mr.   Sharkey   was
            Director                Senior Vice President of Cigna  Healthcare
                                    from  October 1991 through  February  1994.
                                    Mr. Sharkey has served as a Director of the Registrant since November 1994.


Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
*Shea & Gould declared bankruptcy in 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

(a)      There is no established public trading market for VFL's common stock.

(b)      Assurance owns all of the common stock of VFL.

(c) VFL has declared no cash dividends on its common stock in 1996, 1997 or 1998 through the date of filing this Form 10-K.



ITEM 6.  SELECTED FINANCIAL DATA

    OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (A) OF FORM 10-K.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). Loews Corporation owns approximately 84% of the outstanding common stock of CNAF.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life, accident and health, consisting primarily of major medical and hospitalization and pension products. A new portfolio of variable products, including annuity and universal life products was marketed in 1997. These products offer policyholders the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed, to a large extent, on a combined basis. Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

RESULTS OF OPERATIONS

    The following table summarizes key components of VFL's operating results for each of the last three years:

-----------------------------------------------------------------------------------------------------
Year Ended December 31                                      1997            1996            1995
-----------------------------------------------------------------------------------------------------
(In thousands of dollars)
Operating Revenues (excluding realized investment gains/losses):
Revenues:
     Group premium                                           $273,939       $272,914        $248,285
     Individual premium                                        58,233         52,572          48,368
                                                             --------       --------        --------
        Total premiums                                        332,172        325,486         296,653
                                                             --------       --------        --------
     Net investment income                                     29,913         29,312          31,494
     Other                                                      6,872          8,217           4,818
                                                             --------       --------        --------
        Total revenues                                        368,957        363,015         332,965
Benefits and expenses                                         352,530        342,039         312,038
                                                             --------       --------        --------
     Operating income before income tax                        16,427         20,976          20,927
Income tax expense                                             (5,827)        (7,358)         (7,376)
                                                             --------       --------        --------
        Net operating income
        (excluding realized investment gains/losses)         $ 10,600       $ 13,618        $ 13,551
                                                             ========       ========        ========
Supplemental Financial Data:
Net operating income:
     Group                                                   $  4,255       $  5,409        $  7,954
     Individual                                                 6,345          8,209           5,597
                                                             --------       --------        --------
        Net operating income                                   10,600         13,618          13,551
     Net realized investment gains                              2,730          3,101           8,959
-----------------------------------------------------------------------------------------------------
        NET INCOME                                           $ 13,330       $ 16,719        $ 22,510
=====================================================================================================

    VFL's revenues, excluding net realized investment gains/losses, increased 1.6% to $369.0 million for 1997 as compared to $363.0 million for 1996 and up 10.8% from $333.0 million for 1995. Premiums for 1997 increased 2.1% to $332.2 million as compared to $325.5 million for 1996 and up 12.0% from 1995 premiums of $296.7 million. This increase is primarily due to the continued growth in individual sales of ViaTerm, a term life insurance product, of $5.5 million. Group premiums were up slightly for 1997 to $273.9 million as compared to $272.9 million for 1996. Increases in group accident and health premiums were offset by decreases in group annuities and reinsurance premiums.

    VFL's investment income increased from $29.3 million in 1996 to $29.9 million in 1997. Both years were lower than 1995's investment income of $31.5 million. The increase in 1997 can be attributed to a larger asset base of VFL's investment portfolio, offset by a slightly lower average yield on VFL's portfolio in 1997, as compared to 1996. The decrease in 1996 was mainly due to negative cash flow experienced in 1996 resulting in a reduction in the total investment portfolio.

FINANCIAL CONDITION

    Assets totaled $2,368.4 million at December 31, 1997, an increase of 19.6% over 1996. VFL's cash and invested assets of $570.5 million increased by $118.7 million, or 26.3%, over the 1996 level of $451.8 million.

    VFL's stockholder's equity was $216.3 million at December 31, 1997, compared to approximately $199.5 million and $195.5 million at December 31, 1996 and 1995, respectively. The increase in stockholder's equity in 1997 is due to net income of $13.3 million and a $3.4 million increase in net unrealized investment gains. The increase in stockholder's equity in 1996 was primarily due to net income of $16.7 million offset by $12.7 million decrease in net unrealized investment gains.

--------------------------------------------------------------------------------
                                                                  STOCKHOLDER'S
                                                  ASSETS             EQUITY
--------------------------------------------------------------------------------
(In thousands of dollars)
December 31, 1997                              $2,368,426            $216,260
December 31, 1996                               1,980,802             199,540
December 31, 1995                               1,641,438             195,472
December 31, 1994                               1,447,122             156,196
December 31, 1993                               1,258,039             153,249
--------------------------------------------------------------------------------

INVESTMENTS

    The following table summarizes VFL's investments shown at cost or amortized cost and carrying value for each of the last two years:

DISTRIBUTION OF INVESTMENTS
-----------------------------------------------------------------------------------
December 31                                1997        %         1996         %
-----------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturities:
  U.S. Treasury Securities and
    obligations of government agencies   $299,066     55.4%     $117,213     27.5%
  Asset backed securities                  68,612     12.7       113,376     26.6
  Other debt securities                    98,589     18.3        90,843     21.4
                                         --------    ------     --------    ------
    Total fixed maturities                466,267     86.4       321,432     75.5
Common stocks                                 981      0.2         1,073      0.3
Policy loans                               66,971     12.4        60,267     14.2
Other invested assets                         579      0.1           -        -
Short-term investments                      4,597      0.9        42,757     10.0
-----------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST            $539,395    100.0%     $425,529    100.0%
===================================================================================
INVESTMENTS AT CARRYING VALUE*           $545,968               $427,049
===================================================================================

* As reported in the Balance Sheet

    The operations, assets and liabilities of VFL and Assurance are, to a large extent, managed on a combined basis. The investment portfolio is managed to maximize after-tax investment return while minimizing credit risks, with investments concentrated in high quality securities to support insurance underwriting operations. The investment portfolios are segregated for the purpose of supporting policy liabilities for universal life, annuities and other interest sensitive products.

    VFL's investments in fixed maturities are carried at a fair value of $471.7 million at December 31, 1997, compared with $321.1 million at December 31, 1996. At December 31, 1997, net unrealized gains on fixed maturities amounted to approximately $5.4 million. This compares with net unrealized losses of approximately $.4 million at December 31, 1996. The gross unrealized gains and losses for the fixed maturities portfolio at December 31, 1997 were $6.2 million and $.8 million, respectively, compared to $3.2 million and $3.6 million, respectively, at December 31, 1996. Such fluctuations from year-to-year are primarily due to changes in interest rates.

    VFL's investments in equity securities are carried at a fair value of $2.3 million at December 31, 1997, compared with $3.0 million at December 31, 1996. At December 31, 1997, net unrealized gains on equity securities amounted to approximately $1.3 million. This compares with net unrealized gains of approximately $1.9 million at December 31, 1996. There were no unrealized losses on equity securities as of December 31, 1997 and 1996.

    VFL has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of VFL's asset/liability management strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations, or other similar factors. Accordingly, the fixed maturities are classified as available-for-sale. See Note 2 of the Financial Statements for further information.

    The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):

------------------------------------------------------------------------------------------------------
December 31                                            1997        %            1996          %
------------------------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and affiliated securities            $300,676     63.8%        $115,926      36.1%
Other AAA rated                                        75,531     16.0          127,910      39.8
AA and A rated                                         61,404     13.0           33,913      10.6
BBB rated                                              27,292      5.8           38,272      11.9
Below investment grade                                  6,804      1.4            5,045       1.6
------------------------------------------------------------------------------------------------------
     TOTAL                                           $471,707    100.0%        $321,066     100.0%
======================================================================================================

    Included in VFL's fixed maturities at December 31, 1997, are $68.7 million of asset-backed securities, consisting of approximately 65.0% in collateralized mortgage obligations (CMOs), 28.2% in corporate asset-backed obligations, 6.4% in corporate mortgage-backed pass-through certificates and 0.4% in U.S. government and agency issued pass-through certificates. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

    CMOs are subject to prepayment risk that tends to vary with changes in interest rates. During periods of declining interest rates, CMOs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow. VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. At December 31, 1997, net unrealized gains on CMOs amounted to approximately $.1 million, compared with unrealized losses of approximately $.1 million at December 31, 1996. VFL avoids investments in complex mortgage derivatives and does not have any investments in mortgage loans or real estate.

    VFL invests from time to time in certain derivative financial instruments primarily to reduce its exposure to market risk. See Notes 1 and 3 of VFL's Financial Statements for further information regarding derivatives.

    High yield securities are bonds rated below investment grade by bond rating agencies, and other unrated securities which, in the opinion of management, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than that of investment grade securities. Returns are expected to compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.3% of total assets as of December 31, 1997 and 1996.

RISKS AND UNCERTAINTIES

    The following section discusses risks and uncertainties to which VFL is subject.

Credit Risk

    Credit risk arises from the potential inability of counterparties to perform on an obligation in accordance with the terms of the contract. VFL is exposed to credit risk in its capacity as counterparty in financial and insurance contracts, reinsurance arrangements and as a holder of securities. VFL accepts risk whenever a counterparty is obligated to perform under a contract. As a holder of securities, VFL is exposed to default by the issuer or to the possibility of market price deterioration. As a purchaser of reinsurance, VFL has exposure that a reinsurer may not be able to reimburse VFL under the terms of the reinsurance agreement. VFL has established policies and procedures to manage credit risk, including collateral requirements and master "netting arrangements."

Legal/Regulatory Risk

    Legal/regulatory risk is the risk that changes in the legal or regulatory environment in which VFL operates will create additional expenses not anticipated by VFL in pricing its products. Regulatory initiatives, tax law changes, new legal theories or insurance company insolvencies, through guaranty fund assessments may create costs for the insurer beyond those currently recorded in the financial statements. VFL mitigates this risk by offering a wide range of products and by operating throughout the United States, thus reducing its exposure to any single product or region, and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

Impact of Year 2000 on VFL

    The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates after the year 1999. Such malfunctions could lead to business delays and disruptions. VFL is in the process of replacing many of its legacy systems and is upgrading its systems to accommodate business for the year 2000 and beyond. VFL believes that it is on schedule to resolve the year 2000 issue in a timely manner. VFL's cost to upgrade and replace its systems will be included as part of the total cost incurred by CNAF to replace and upgrade its systems. Based upon current assessments, CNAF estimates its incremental cost will be approximately $50 million. VFL will be allocated its proportionate share of this cost upon completion of the upgrade; however, a reasonable estimate of this cost is not currently available. Due to the interdependent nature of computer systems, VFL may be adversely impacted depending upon whether it or other entities not affiliated with VFL (vendors and business partners) address this issue successfully. To mitigate this impact, VFL is communicating with its vendors and business partners to coordinate the year 2000 conversion. At this time, management is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to VFL.

LIQUIDITY AND CAPITAL RESOURCES

    The liquidity requirements of VFL have been met by funds generated from operating, investing and financing activities. VFL's principal operating cash flow sources are premiums, investment income, receipts for investment contracts sold and sales and maturities of investments. The primary operating cash flow uses are payments for claims, policy benefits, payments on matured policyholder contracts and operating expenses.

    For the year ended December 31, 1997, VFL's operating activities generated net positive cash flows of $20.5 million, compared with net negative cash flows of $136.8 million in 1996 and $18.9 million in 1995. The net positive cash flows from operations in 1997 are due, in large part, to the settlement of certain receivables from affiliates and higher revenues generated by the increase in premium volume. The deterioration in cash flow in 1996 was caused by significant acquisition and other first-year expenses related to the large volume of new business generated by VFL, as well as the delayed settlement of receivables from affiliates.

    VFL believes that future liquidity needs will be met primarily by cash generated from operations. Net cash flows from operations are primarily invested in marketable securities. Investment strategies employed by VFL consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

    VFL's insurance ratings are pooled ratings with Assurance. The table below reflects insurance ratings for VFL/Assurance as of December 31, 1997:


      --------|--------------------|-------------------------------------|
      |       | Financial Strength |          Claims Paying Ability      |
      |       |--------------------|--------------------|----------------|
      |       |     A.M Best       |  Standard & Poor's |  Duff & Phelps |
      |-------|--------------------|--------------------|----------------|
      |                                                                  |
      | RATING        A                    AA-                   AA      |
      |------------------------------------------------------------------|



ACCOUNTING STANDARDS

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

Reporting Comprehensive Income

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

Disclosures about Segments of an Enterprise and Related Information

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. VFL is currently evaluating the effect of this Statement on its business segment disclosure.

Accounting by Insurance and Other Enterprises for Insurance-Related Assessments

    In December 1997, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP)
97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting by entities that are subject to insurance-related assessments. It requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or a probable assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. VFL is currently evaluating the effects of this SOP on its accounting for insurance-related assessments.

Employers' Disclosures about Pensions and Other Postretirement Benefits

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes disclosure requirements for pension and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The Statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement changes disclosure only and does not address measurement or recognition. It is effective for fiscal years beginning after December 15, 1997. VFL has no employees, however, expenses are allocated to VFL for services provided by Casualty employees. VFL is currently evaluating the effects of this Statement on its benefit plan disclosures.

FORWARD-LOOKING STATEMENTS

    When included in management's discussion and analysis, the words "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in financial markets (credit, currency, commodities and stocks) changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings, and various other matters, many of which are beyond VFL's control. See discussions elsewhere in this report on how these risks may affect VFL. These forward-looking statements speak only as of the date of this Report. VFL expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in VFL's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors'Report..................................................18
Balance Sheet, December 31, 1997 and 1996....................................19
Statement of Operations, three years ended December 31, 1997.................20
Statement of Stockholder's Equity, three years ended December 31, 1997.......21
Statement of Cash Flows, three years ended December 31, 1997.................22
Notes to Financial Statements................................................23

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Valley Forge Life Insurance Company

    We have audited the accompanying balance sheets of Valley Forge Life Insurance Company (a wholly-owned subsidiary of Continental Assurance Company, which is a wholly-owned subsidiary of Continental Casualty Company, a wholly-owned subsidiary of CNA Financial Corporation, an affiliate of Loews Corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Valley Forge Life Insurance Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/S/DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Chicago, Illinois
February 18, 1998

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                  BALANCE SHEET
-----------------------------------------------------------------------------------------------------------
December 31                                                                     1997              1996
-----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
 ASSETS:
   Investments:
     Fixed maturities available-for-sale (cost: $466,267 and $321,432)       $  471,707        $  321,066
     Equity securities available-for-sale (cost: $981 and $1,073)                 2,260             2,959
     Policy loans                                                                66,971            60,267
     Other invested assets                                                          433               -
     Short-term investments                                                       4,597            42,757
                                                                              ---------         ---------
          TOTAL INVESTMENTS                                                     545,968           427,049
   Cash                                                                          24,565            24,759
   Receivables:
     Reinsurance receivables                                                  1,586,471         1,320,583
     Premium and other insurance receivables                                     65,196            61,390
     Less allowance for doubtful accounts                                          (285)             (378)
   Deferred acquisition costs                                                    95,354            74,589
   Accrued investment income                                                      5,245             4,945
   Receivables for securities sold                                                  744               -
   Deferred income taxes                                                            -                 312
   Due from affiliates                                                           35,999            67,499
   Other                                                                            228                54
   Separate Account business                                                      8,941               -
-----------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                       $2,368,426        $1,980,802
===========================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                                  $1,906,899        $1,621,504
     Claims                                                                      81,242            60,568
     Policyholders' funds                                                        39,928            38,145
   Payables for securities purchased                                                497               -
   Federal income taxes payable                                                   5,975             3,824
   Deferred income taxes                                                          4,098               -
   Commissions and other payables                                                19,787            22,004
   Other                                                                         84,799            35,217
   Separate Account business                                                      8,941               -
                                                                             ----------        ----------
          TOTAL LIABILITIES                                                   2,152,166         1,781,262
                                                                             ----------        ----------
Commitments and contingent liabilities-Note 7 and 9
Stockholder's Equity
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                      2,500             2,500
   Additional paid-in capital                                                    39,150            39,150
   Retained earnings                                                            170,230           156,900
   Net unrealized investment gains                                                4,380               990
                                                                             ----------        ----------
          TOTAL STOCKHOLDER'S EQUITY                                            216,260           199,540
-----------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $2,368,426        $1,980,802
===========================================================================================================

                 See accompanying Notes to Financial Statements.

                     VALLEY FORGE LIFE INSURANCE COMPANY

                             STATEMENT OF OPERATIONS

----------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                 1997            1996           1995
----------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
   Premiums                                                         $332,172        $325,486        $296,653
   Net investment income                                              29,913          29,312          31,494
   Realized investment gains                                           4,200           4,771          13,783
   Other                                                               6,872           8,217           4,818
                                                                    --------        --------        --------
                                                                     373,157         367,786         346,748
                                                                    --------        --------        --------
Benefits and expenses:
   Insurance claims and policyholders' benefits                      307,207         304,840         270,936
   Amortization of deferred acquisition costs                         11,818           1,177           6,066
   Other operating expenses                                           33,505          36,022          35,036
                                                                    --------        --------        --------
                                                                     352,530         342,039         312,038
                                                                    --------        --------        --------
     Income before income tax                                         20,627          25,747          34,710
Income tax expense                                                     7,297           9,028          12,200
----------------------------------------------------------------------------------------------------------------
     NET INCOME                                                     $ 13,330        $ 16,719        $ 22,510
================================================================================================================

                 See accompanying Notes to Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                        STATEMENT OF STOCKHOLDER'S EQUITY

-----------------------------------------------------------------------------------------------
                                                                           Net
                                              Additional               Unrealized
                                     Common    Paid-in     Retained    Investment
                                     Stock     Capital     Earnings   Gains (Losses)   Total
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance, January 1, 1995              $2,500   $39,150    $117,671     $(3,125)     $156,196
   Net income                             -         -       22,510          -         22,510
   Change in net unrealized gains/
        (losses)                          -         -           -       16,766        16,766
-----------------------------------------------------------------------------------------------
Balance, December 31, 1995             2,500    39,150     140,181      13,641       195,472
   Net income                             -         -       16,719          -         16,719
   Change in net unrealized gains/
        (losses)                          -         -           -      (12,651)      (12,651)
-----------------------------------------------------------------------------------------------
Balance, December 31, 1996             2,500    39,150     156,900         990       199,540
   Net income                             -         -       13,330          -         13,330
   Change in net unrealized gains/
        (losses)                          -         -           -        3,390         3,390
-----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997            $2,500   $39,150    $170,230     $ 4,380      $216,260
===============================================================================================

                 See accompanying Notes to Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                             STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                         1997         1996          1995
-------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $ 13,330      $ 16,719     $ 22,510
                                                                             --------      --------     --------
   Adjustments  to  reconcile  net  income  to net  cash  flows from  operating activities:
     Net realized investment gains, pre-tax                                    (4,200)       (4,771)     (13,783)
     Amortization of bond discount                                             (2,438)       (4,922)      (3,921)
     Changes in:
        Insurance receivables, net                                           (269,787)     (254,549)    (151,415)
        Deferred acquisition costs                                            (20,765)      (23,989)      (9,267)
        Accrued investment income                                                (300)         (258)          69
        Due from affiliates                                                    31,500       (62,563)     (55,308)
        Federal income taxes                                                    2,151         4,399          (28)
        Deferred income taxes                                                   2,581         3,309          453
        Insurance reserves                                                    221,252       198,239      156,530
        Commissions and other payables                                         (2,217)        9,368        5,594
        Other, net                                                             49,429       (17,744)      29,619
                                                                            ---------      --------    ---------
            Total adjustments                                                   7,206      (153,481)     (41,457)
                                                                            ---------      --------    ---------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                           20,536      (136,762)     (18,947)
                                                                            ---------      --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                             (464,361)     (535,263)    (361,579)
   Proceeds from fixed maturities:
     Sales                                                                    278,459       530,828      336,731
     Maturities, calls and redemptions                                         45,442        36,726       51,046
   Purchases of equity securities                                              (1,334)         (728)          -
   Proceeds from sales of equity securities                                     2,447         1,306           -
   Change in short-term investments                                            39,301        (2,851)       1,901
   Change in policy loans                                                      (6,704)       (4,259)      (9,007)
   Change in other invested assets                                               (580)           -            -
   Other, net                                                                      -             72           85
                                                                            ---------      --------    ---------
            NET CASH FLOWS FROM INVESTING ACTIVITIES                         (107,330)       25,831       19,177
                                                                            ---------      --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts for investment contracts credited to policyholder
        account balances                                                      111,478        98,091       40,398
   Return of policyholder account balances in investment contracts            (24,878)       (4,504)        (451)
                                                                            ---------       --------    --------
            NET CASH FLOWS FROM FINANCING ACTIVITIES                           86,600        93,587       39,947
                                                                             ---------       --------    --------
            NET CASH FLOWS                                                       (194)      (17,344)      40,177
Cash at beginning of period                                                    24,759        42,103        1,926
-------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                        $ 24,565      $ 24,759     $ 42,103
===================================================================================================================
Supplemental disclosures of cash flow information:
        Federal income taxes paid                                            $  2,488      $  1,965     $  6,531
===================================================================================================================

                 See accompanying Notes to Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). Loews Corporation owns approximately 84% of the outstanding common stock of CNAF.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life, pension and accident and health, consisting primarily of major medical and hospitalization.

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed, to a large extent, on a combined basis. Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1997.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


INSURANCE

    Premium revenue- Revenues on universal life type contracts are comprised of contract charges and fees which are recognized over the coverage period. Accident and health insurance premiums are earned ratably over the terms of the policies after provision for estimated adjustments on retrospectively rated policies and deductions for ceded insurance. Other life insurance premiums are recognized as revenue when due, after deductions for ceded insurance.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 1. - (CONTINUED)

    Future policy benefit reserves- Reserves for traditional life insurance products (whole and term life products) are computed based upon the net level premium method using actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions include a margin for adverse deviation and generally vary by plan, age at issue and policy duration. Interest rates range from 3% to 11%, and mortality, morbidity and withdrawal assumptions reflect VFL and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses beyond the premium paying period. Reserves for universal life-type contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 4.9% to 7.3% for the three years ended December 31, 1997.

    Claim reserves- Claim reserves include provisions for reported claims in the course of settlement and estimates of unreported losses based upon past experience.

    Reinsurance- In addition to the pooling agreement with Assurance, VFL also assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. VFL utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with VFL's retained amount varying by type of coverage. VFL's reinsurance includes quota share, yearly renewable term and facultative programs. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability.

    Deferred acquisition costs- Life acquisition costs are capitalized and amortized based on assumptions consistent with those used for computing policy benefit reserves. Acquisition costs on traditional life business are amortized over their assumed premium paying periods. Universal life and annuity acquisition costs are amortized in proportion to the present value of the estimated gross profits over the products' assumed durations, which are regularly evaluated and adjusted, as appropriate. Based on 1996 evaluations, the assumed interest rate spreads were adjusted, the effect of which was to reduce amortization by approximately $3.0 million for the year ended December 31, 1996.

INVESTMENTS

    Valuation of investments- VFL classifies its fixed maturities and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 1. - (CONTINUED)

    Policy loans are carried at unpaid balances. Short-term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates market value. VFL has no real estate or mortgage loans.

    VFL accounts for its derivative securities under the fair value method. Under this method the derivative securities are recorded at fair value at the reporting date with changes in fair value reflected in realized investment gains and losses. VFL's derivatives are made up of interest rate caps and purchased options and are classified as other invested assets.

    Investment gains and losses- All securities transactions are recorded on the trade date. Realized investment gains and losses are determined on the basis of the cost of the specific securities sold. Unrealized investment gains and losses on fixed maturities and equity securities are reflected as part of stockholder's equity, net of applicable deferred income taxes. Investments are written down to estimated fair values and losses are charged to income when a decline in value is considered to be other than temporary.

    Securities sold under repurchase agreements- VFL has a securities lending program in which securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must deposit 100% of the fair value of the securities if the collateral is cash, or 102% if the collateral is securities. Cash deposits from these transactions are invested in short-term investments (primarily commercial paper). VFL continues to receive the interest on the loaned debt securities, as beneficial owner and, accordingly, the loaned debt securities are included within fixed maturities. The liabilities for securities sold subject to repurchase agreements are recorded at their contractual repurchase amounts. VFL had no securities on loan at December 31, 1997 or 1996.

    Separate Account business- VFL writes certain annuity contracts and universal life policies. The supporting assets and liabilities of these contracts and policies are legally segregated and reflected as assets and liabilities of Separate Account business. Substantially all assets of the Separate Account business are carried at fair value. Separate account liabilities are principally obligations due to contractholders and are carried at contract values.

INCOME TAXES

    The provision for income taxes includes deferred taxes, resulting from temporary differences between the financial statement and tax return bases of assets and liabilities under the liability method. Temporary differences primarily relate to insurance reserves, investment valuation differences, net unrealized investment gains/losses and deferred acquisition costs.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. INVESTMENTS:

NET INVESTMENT INCOME
-----------------------------------------------------------------------------------------------------
Year Ended December 31                                     1997             1996          1995
-----------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturities:
     Taxable bonds                                       $20,669          $21,597       $21,576
     Tax exempt bonds                                          1               12            23
Equity securities                                             72               59            64
Policy loans                                               4,264            3,669         3,925
Short-term investments                                     4,885            4,197         6,037
Security repurchase transactions                             -                -             135
Other                                                        200              -               2
                                                         -------         --------       -------
                                                          30,091           29,534        31,762
Investment expense                                           178              222           268
------------------------------------------------------------------------------------------------------
          NET INVESTMENT INCOME                          $29,913          $29,312       $31,494
======================================================================================================

ANALYSIS OF INVESTMENT GAINS (LOSSES)
------------------------------------------------------------------------------------------------------
Year Ended December 31                                     1997            1996            1995
------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Realized investment gains (losses):
   Fixed maturities                                         $3,333        $ 4,123         $13,674
   Equity securities                                         1,021            578             -
   Other                                                      (154)            70             109
                                                           -------        -------         -------
                                                             4,200          4,771          13,783
Income tax expense                                          (1,470)        (1,670)         (4,824)
                                                           -------        -------         -------
        Net realized investment gains                        2,730          3,101           8,959
                                                           -------        -------         -------
Change in net unrealized investment gains (losses):
   Fixed maturities                                          5,806        (20,726)         25,405
   Equity securities                                          (607)         1,263             389
   Other, principally Separate Account business                 20            -               -
                                                           -------        -------         -------
                                                             5,219        (19,463)         25,794
Income tax (expense) benefit                                (1,829)         6,812          (9,028)
                                                           -------        -------         -------
      Change in net unrealized investment gains (losses)     3,390        (12,651)         16,766
------------------------------------------------------------------------------------------------------
      NET REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES) $6,120        $(9,550)        $25,725
======================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. - (CONTINUED)

SUMMARY OF GROSS REALIZED INVESTMENT GAINS (LOSSES)
FOR FIXED MATURITIES AND EQUITY SECURITIES
------------------------------------------------------------------------------------------------------------
                                    1997                         1996                       1995
                          ----------------------------------------------------------------------------------
                            FIXED         EQUITY        Fixed         Equity         Fixed       Equity
Year Ended December 31    MATURITIES    SECURITIES    Maturities    Securities    Maturities   Securities
------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Proceeds from sales         $278,459      $2,447        $530,828      $1,306       $336,731      $   -
                            ========      ======        ========      ======       ========      =======

Gross realized gains        $  4,793      $1,113        $  7,927      $  578       $ 18,185          -
Gross realized losses         (1,460)        (92)         (3,804)        -           (4,511)         -
------------------------------------------------------------------------------------------------------------
     NET REALIZED GAINS
        ON SALES            $  3,333      $1,021        $  4,123      $  578       $ 13,674      $   -
============================================================================================================


ANALYSIS OF NET UNREALIZED INVESTMENT GAINS (LOSSES)
INCLUDED IN STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------------------------------------------
                                                             1997                               1996
                                                 -----------------------------   -----------------------------------
December 31                                        GAINS    LOSSES       NET         Gains     Losses       Net
--------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturities                                  $6,227     $(787)    $5,440       $3,226   $(3,592)     $ (366)
Equity securities                                  1,279        -       1,279        1,886       -         1,886
Other, principally Separate Account business          20        -          20          -         -           -
                                                 -------------------   ------       ------------------    ------
                                                  $7,526     $(787)     6,739       $5,112   $(3,592)      1,520
                                                 ===================                ==================
Deferred income tax expense                                            (2,359)                              (530)
--------------------------------------------------------------------------------------------------------------------
     NET UNREALIZED INVESTMENT GAINS                                   $4,380                             $  990
====================================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. - (CONTINUED)

SUMMARY OF INVESTMENTS IN FIXED MATURITIES
AND EQUITY SECURITIES AVAILABLE FOR SALE
--------------------------------------------------------------------------------------------------------------
                                                                          GROSS         GROSS
                                                          AMORTIZED    UNREALIZED     UNREALIZED    MARKET
December 31, 1997                                           COST          GAINS         LOSSES       VALUE
--------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
United States Treasury securities and obligations of
     government agencies                                   $299,066       $2,073         $ 711      $300,428
Asset-backed securities                                      68,612          147            74        68,685
Corporate securities                                         72,431        2,384             2        74,813
Other debt securities                                        26,158        1,623            -         27,781
                                                           --------       ------         -----      --------
     Total fixed maturities                                 466,267        6,227           787       471,707
Equity securities                                               981        1,279            -          2,260
--------------------------------------------------------------------------------------------------------------
     TOTAL                                                 $467,248       $7,506         $ 787      $473,967
==============================================================================================================
December 31, 1996
United States Treasury securities and obligations of
     government agencies                                   $117,213       $  141        $2,486      $114,868
Asset-backed securities                                     113,376          641           767       113,251
States, municipalities and political subdivisions-tax-exempt     30          -              -             30
Corporate securities                                         55,196          988           335        55,849
Other debt securities                                        35,617        1,456             4        37,068
                                                           --------       ------         -----      --------
     Total fixed maturities                                 321,432        3,226         3,592       321,066
Equity securities                                             1,073        1,886            -          2,959
--------------------------------------------------------------------------------------------------------------
     Total                                                 $322,505       $5,112        $3,592      $324,025
==============================================================================================================

SUMMARY OF INVESTMENTS IN FIXED
MATURITIES BY CONTRACTUAL MATURITY
------------------------------------------------------------------------------------------------------------
                                                              1997                         1996
                                                   --------------------------     ----------------------
                                                    AMORTIZED       MARKET        Amortized       Market
December 31                                            COST          VALUE           Cost          Value
------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Due in one year or less                            $  2,249        $  2,255        $  3,299      $  3,305
Due after one year through five years               302,053         301,749         118,507       116,223
Due after five years through ten years               54,663          56,502          47,998        48,866
Due after ten years                                  38,690          42,516          38,252        39,421
Asset-backed securities not due at a single
     maturity date                                   68,612          68,685         113,376       113,251
------------------------------------------------------------------------------------------------------------
     TOTAL                                         $466,267        $471,707        $321,432      $321,066
============================================================================================================

    Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

    There are no investments, other than equity securities, that have not produced income for the years ended December 31, 1997 and 1996. There are no investments in a single issuer, other than the U.S. government, that when aggregated exceed 10% of stockholder's equity.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Fair values are required to be disclosed for all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair value. The estimates presented herein are subjective in nature and are not necessarily indicative of the amounts VFL could realize in a current market exchange. Any difference would not be expected to be material.

    All nonfinancial instruments such as deferred acquisition costs, reinsurance receivables, deferred income taxes and insurance reserves are excluded from fair value disclosure. Thus, the total fair value amounts cannot be aggregated to determine the underlying economic value of VFL.

    The carrying amounts reported in the balance sheet approximate fair value for cash, short-term investments, premium and other insurance receivables, accrued investment income, receivables for securities sold, payables for securities purchased and certain other assets and other liabilities because of
their short-term  nature.   Accordingly, these  financial  instruments are  not
listed in the table below.

    The carrying amounts and estimated fair values of VFL's other financial instrument assets and liabilities are listed below:

-------------------------------------------------------------------------------------------------------------
                                                           1997                            1996
                                              -----------------------------------------------------------
                                                 CARRYING       ESTIMATED         Carrying    Estimated
December 31                                       AMOUNT        FAIR VALUE         Amount     Fair Value
-------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
FINANCIAL ASSETS
   Investments:
     Fixed maturities                             $471,707       $471,707        $321,066      $321,066
     Equity securities                               2,260          2,260           2,959         2,959
     Policy loans                                   66,971         63,756          60,267        56,169
     Other invested assets                             433            433              -             -
   Separate Account business:
     Fixed maturities                                3,198          3,198              -             -
     Equity securities                               5,233          5,233              -             -
     Other                                             305            305              -             -
FINANCIAL LIABILITIES
   Premium deposits and annuity contracts          266,093        247,567         167,049       153,676
=============================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 3. - (CONTINUED)

    The following methods and assumptions were used by VFL in estimating the fair value amounts for financial instruments:
           Fixed maturities and equity securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle, or quoted market prices of comparable instruments.

           The fair values for policy loans are estimated using discounted cash flow analyses at interest rates currently offered for similar loans to borrowers with comparable credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

           Valuation techniques to determine fair value of other Separate Account business assets consist of discounted cash flows and quoted market prices of (a) the investments or (b) comparable instruments. The fair value of other Separate Account business liabilities approximates their carrying value.

           Premium deposits and annuity contracts are valued based on cash surrender values and the outstanding fund balances.

    VFL invests from time to time in certain derivative financial instruments primarily to reduce its exposure to market risk. Financial instruments used for such purposes may include interest rate caps, put and call options, commitments to purchase securities, futures and forwards. VFL also uses derivatives to mitigate the risk associated with certain guaranteed annuity contracts by purchasing certain options in a notional amount equal to the original customer deposit. VFL generally does not hold or issue these instruments for trading purposes.

    Derivative financial instruments consist of interest rate caps in the general account and purchased options in the Separate Accounts at December 31, 1997. The gross notional principal or contractual amounts of derivative financial instruments in the general account at December 31, 1997 totaled $50 million. The gross notional principal or contractual amounts of derivative financial instruments in the Separate Accounts totaled $1.5 million at December 31, 1997. VFL had no derivative financial instrument holdings at December 31, 1996. The contract or notional amounts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

    The fair values associated with derivative financial instruments are generally affected by interest rates, equity stock prices and foreign exchange rates. The credit exposure associated with these instruments is generally limited to the unrealized fair value of the instruments and will vary based the credit worthiness of the counterparties. The risk of default depends on the creditworthiness of the counterparty to the instrument. Although VFL is exposed to the aforementioned credit risk, it does not expect any counterparty to fail to perform as contracted based on the creditworthiness of the counterparties. Due to the nature of the derivative securities, VFL does not require collateral.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 3. - (CONTINUED)

    The fair value of derivatives generally reflects the estimated amounts that VFL would receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of VFL's derivatives. For securities not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle, or quoted market prices of comparable instruments. The fair value of derivative financial instruments in the general account and Separate Accounts at December 31, 1997 totaled $.4 million and $.3 million, respectively. Net realized losses on derivative financial instruments held in the general account totaled $.1 million for the year ended December 31, 1997, while net realized losses on derivatives in the Separate Accounts were negligible for the same period.

    Options are contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell a financial instrument at a specified price within a specified period of time.

    An interest rate cap consists of a guarantee given by the issuer to the purchaser in exchange for the payment of a premium. This guarantee states that if interest rates rise above a specified rate, the issuer will pay to the purchaser the difference between the then current market rate and the specified rate on the notional principal amount. The notional principal amount is not actually borrowed or repaid.


NOTE 4.  STATUTORY CAPITAL AND SURPLUS:

    Statutory capital and surplus and net income for VFL are determined in accordance with accounting practices prescribed or permitted by the Pennsylvania Insurance Department. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners as well as state laws, regulations, and general administrative rules. VFL has no material permitted accounting practices. VFL had statutory net losses of $1.0 million and $2.7 million for the years ended December 31, 1997 and 1996, and net income of $8.9 million for the year ended December 31, 1995. The statutory net losses for 1997 and 1996 were primarily due to the immediate expensing of acquisition costs which were substantial as a result of the increase in sales of individual life and annuity products. Under GAAP, such costs are capitalized and amortized to income over the duration of these contracts. Statutory capital and surplus for VFL was $125.3 million and $124.3 million at December 31, 1997 and 1996, respectively.

    The payment of dividends by VFL to Assurance without prior approval of the Pennsylvania Insurance Department is limited to formula amounts. As of December 31, 1997 and 1996, approximately $12.5 million and $12.4 million, respectively, was not subject to prior Insurance Department approval.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 5. BENEFIT PLANS:

    VFL has no employees as it has contracted with Casualty for services provided by Casualty employees. As Casualty is a wholly-owned subsidiary of CNAF, all Casualty employees are covered by CNAF's Benefit Plans. The plans are discussed below.

PENSION PLAN
    CNAF has noncontributory pension plans covering all full-time employees age 21 or over who have completed at least one year of service. Casualty is included in the CNA Employees' Retirement Plan and VFL is allocated their proportionate share of these expenses. While the benefits for the plans vary, they are generally based on years of credited service and the employee's highest sixty consecutive months of compensation.

    CNAF's funding policy is to make contributions in accordance with applicable governmental regulatory requirements. The assets of the plans are invested primarily in U.S. government securities with the balance in short-term investments, common stocks and other fixed income securities.

    The funded status is determined using assumptions at the end of the year. Underfunded plans are those plans for which the accumulated benefit obligation is in excess of plan assets. Overfunded plans are those plans for which plan assets exceed the accumulated benefit obligations. Pension cost is determined using assumptions at the beginning of the year.

    The net pension cost allocated to VFL was $4.0 million, $3.6 million and $1.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    The following table sets forth the plans' funded status and amounts recognized in CNAF's consolidated financial statements at December 31, 1997, 1996 and 1995:

ACCUMULATED BENEFIT OBLIGATION
----------------------------------------------------------------------------------------------------------------
                                               1997                  1996                       1995
                                            -----------    -------------------------  -------------------------
                                            UNDERFUNDED    Overfunded  Underfunded    Overfunded   Underfunded
 December 31                                   PLANS          Plans        Plans         Plans         Plans
----------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Actuarial present value of accumulated
     plan benefits:
   Vested                                   $1,339,708      $517,221    $622,548      $491,052     $646,017
   Nonvested                                    76,992        37,718      32,369        28,346       14,126
-----------------------------------------------------------------------------------------------------------------
     ACCUMULATED BENEFIT OBLIGATION         $1,416,700      $554,939    $654,917      $519,398     $660,143
=================================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 5. - (CONTINUED)

NET PENSION ASSET (LIABILITY)
------------------------------------------------------------------------------------------------------------------
                                                   1997                1996                       1995
                                                -----------   ------------------------  ------------------------
                                                UNDERFUNDED   Overfunded   Underfunded  Overfunded   Underfunded
December 31                                        PLANS         Plans         Plans         Plans        Plans
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Projected benefit obligation                    $1,779,799    $777,755     $788,333       $769,999     $809,308
Plan assets at fair value                        1,312,592     701,854      503,623        629,673      496,264
                                                ----------    --------     --------       --------     --------
     Plan assets less than projected benefit
           obligation                             (467,207)    (75,901)    (284,710)      (140,326)    (313,044)
Unrecognized net asset at January 1, 1986,
    being recognized over 12 years                  (2,124)     (7,099)         -          (12,176)         -
Unrecognized prior service costs                    88,006      19,077       77,747         21,445      104,042
Unrecognized net gain (loss)                       218,204     122,173      (11,793)       164,585       13,508
-------------------------------------------------------------------------------------------------------------------
    NET PENSION (LIABILITY) ASSET               $ (163,121)     58,250    $(218,756)      $ 33,528    $(195,494)
===================================================================================================================
NET PERIODIC PENSION COST
--------------------------------------------------------------------------------------------------------------------
                                                 1997                1996                          1995
                                             -----------    -------------------------  ---------------------------
                                             UNDERFUNDED    Overfunded   Underfunded    Overfunded   Underfunded
 December 31                                    PLANS         Plans        Plans           Plans        Plans
--------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net periodic pension cost:
   Service cost-benefits attributed to
        employee service during the year      $ 54,321        $36,489      $18,825       $ 32,118      $11,596
   Interest cost on projected
        benefit obligation                     118,668         53,549       56,771         51,056       32,760
   Actual return on plan assets               (102,950)       (31,106)     (29,013)      (115,363)     (43,432)
   Net amortization and deferral                17,370        (16,059)      (5,982)        72,415       19,547
--------------------------------------------------------------------------------------------------------------------
     NET PERIODIC PENSION COST                $ 87,409        $42,873      $40,601       $ 40,226      $20,471
====================================================================================================================

Actuarial assumptions are set forth in the following table:

ASSUMPTIONS
-----------------------------------------------------------------------------------------------------
December 31                                          1997         1996          1995         1994
-----------------------------------------------------------------------------------------------------
Discount rate                                        7.25%        7.50%          7.25%       8.50%
Rate of increase in compensation levels*             2.75         2.75           2.75        4.00
Expected long-term rate of return on plan assets     7.50    7.75-8.50      7.50-8.50        8.75
-----------------------------------------------------------------------------------------------------

* Excludes age/service related merit and productivity increases.


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

    CNAF provides certain health and dental care benefits for eligible retirees, through age 64, and provides life insurance and reimbursement of Medicare Part B premiums for all eligible retired persons. CNAF funds benefit costs principally on the basis of current benefit payments.

    The net postretirement benefit cost allocated to VFL was $2.1 million, $1.3 million and $.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 5. - (CONTINUED)
    The following table sets forth the amounts recognized in CNAF's consolidated financial statements at December 31, 1997, 1996 and 1995:

ACCRUED POSTRETIREMENT BENEFIT COST
-------------------------------------------------------------------------------------------------
December 31                                                  1997          1996          1995
-------------------------------------------------------------------------------------------------
(In thousands of dollars)
Accumulated postretirement benefit obligation:
   Retirees                                                $201,985      $171,950      $185,507
   Fully eligible, active plan participants                  72,818        89,009        59,173
   Other active plan participants                            87,207        88,191        62,540
                                                           --------      --------      --------
     Total accumulated postretirement benefit obligation    362,010       349,150       307,220
Plan assets at fair value                                      (509)          -             -
Unrecognized prior service cost                                (203)          (70)          -
Unrecognized net (loss) gain                                 (8,197)      (12,215)        7,380
--------------------------------------------------------------------------------------------------
     ACCRUED POSTRETIREMENT BENEFIT COST                   $353,101      $336,865      $314,600
==================================================================================================
NET PERIODIC POSTRETIREMENT BENEFIT COST
----------------------------------------------------------------------------------------------------------
Year Ended December 31                                                    1997      1996         1995*
----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net periodic postretirement benefit cost:
   Service cost/benefits attributed to employee service
     during the year                                                    $10,156     $11,935      $ 5,969
   Interest cost on accumulated post retirement benefit obligation       25,135      24,146       17,506
   Expected return on assets                                                (25)        -            -
   Amortization                                                            (322)        374         (941)
----------------------------------------------------------------------------------------------------------
     NET PERIODIC POSTRETIREMENT BENEFIT COST                           $34,944     $36,455      $22,534
==========================================================================================================

* The 1995 data includes for The Continental  Corporation  Retirement Plans from acquisition date.

ASSUMPTIONS
------------------------------------------------------------------------------------------
December 31                                                    1997      1996      1995
------------------------------------------------------------------------------------------
Discount rate:
Assumptions used in determining net periodic benefit cost      7.50%     7.25%     8.50%
Assumptions used in determining the projected benefit
     obligation (liability)                                    7.25%     7.50%     7.25%
------------------------------------------------------------------------------------------

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9% in 1997, declining to an ultimate rate of 5% in 2002. The health care cost trend rate assumption has a significant effect on the amount of the benefit obligation and periodic cost reported. An increase in the assumed health care cost trend rate of 1% in each year would increase CNAF's accumulated postretirement benefit obligation as of December 31, 1997 by $23.9 million and the aggregate net periodic postretirement benefit cost for 1997 by $2.9 million.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 5. - (CONTINUED)

SAVINGS PLAN

   Casualty is included in the CNA Employees' Savings Plan which is a contributory plan that allows employees to make regular contributions of up to 6% of their salary. VFL is allocated its proportionate share of CNA Employees' Savings Plan expenses. CNAF contributes an additional amount equal to 70% of the employee's regular contribution. Employees may also make an additional contribution of up to 10% of their salaries for which there is no additional contribution by CNAF. CNAF contributions allocated to and expensed by VFL for the Savings Plan were $.2 million, $1.0 million and $.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 6.  INCOME TAXES:

    VFL is taxed under the provisions of the Internal Revenue Code, as applicable to life insurance companies, and is included in the consolidated Federal income tax return with CNAF and its eligible subsidiaries (CNA Tax Group), which in turn is included in the consolidated Federal income tax return of Loews and its eligible subsidiaries. The Federal income tax provision of VFL is computed as if VFL were filing its own separate return.

    VFL maintains a special tax memorandum account designated as the "Shareholder's Surplus Account." Dividends from this account may be distributed to the shareholder without resulting in any additional tax. The amount in the Shareholder's Surplus Account was $121.8 million and $100.0 million at December 31, 1997 and 1996, respectively. Another tax memorandum account, defined as the "Policyholders' Surplus Account," totaled $5.4 million at both December 31, 1997 and 1996. No further additions to this account are allowed. Amounts accumulated in the Policyholders' Surplus Account are subject to income tax if distributed to the stockholder. VFL has not provided for such a tax as VFL has no plans for such a distribution.

    Significant components of VFL's deferred tax assets and liabilities as of December 31, 1997 and 1996 are shown in the table below:



COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES
---------------------------------------------------------------------------
December 31                                       1997          1996
---------------------------------------------------------------------------
(In thousands of dollars)
Insurance reserves                               $24,961       $17,166
Deferred acquisition costs                       (33,374)      (22,078)
Investment valuation                               6,129         5,411
Net unrealized gains                              (2,359)         (530)
Receivables                                       (2,486)         (646)
Other, net                                         3,031           989
---------------------------------------------------------------------------
     NET DEFERRED TAX (LIABILITIES) ASSETS       $(4,098)      $   312
===========================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 6. - (CONTINUED)


    At December 31, 1997, gross deferred tax assets and liabilities amounted to $35.1 million and $39.2 million, respectively. Gross deferred tax assets and liabilities, at December 31, 1996, amounted to $24.9 million and $24.6 million, respectively. VFL has not established a valuation reserve at December 31, 1996 as it believes that all deferred tax assets are fully realizable.

    The components of income tax expense are as follows:

---------------------------------------------------------------------------
Year Ended December 31               1997        1996         1995
---------------------------------------------------------------------------
(In thousands of dollars)
Current tax expense                   $4,716    $5,719       $11,747
Deferred tax expense                   2,581     3,309           453
===========================================================================
     TOTAL INCOME TAX EXPENSE         $7,297    $9,028       $12,200
===========================================================================

     The components of total income tax expense are allocated between operating income and realized capital gains and losses in the following table.

------------------------------------------------------------------------
Year Ended December 31                1997         1996         1995
------------------------------------------------------------------------
(In thousands of dollars)
Income tax expense on:

   Operating income                   $5,827      $7,358      $ 7,376
   Realized investment gains           1,470       1,670        4,824
========================================================================
     TOTAL INCOME TAX EXPENSE         $7,297      $9,028      $12,200
========================================================================

    A reconciliation of the statutory federal income tax rate on income is as follows:

------------------------------------------------------------------------------------------------------------
                                                      % OF                    % of                   % of
                                                     PRETAX                  Pretax                  Pretax
Year Ended December 31                   1997        INCOME       1996       Income      1995        Income
------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Income taxes at statutory rates         $7,219        35.0       $9,011       35.0     $12,149        35.0
Other                                       78         0.4           17        0.1          51         0.2
------------------------------------------------------------------------------------------------------------
     INCOME TAX AT EFFECTIVE RATES      $7,297        35.4       $9,028       35.1     $12,200        35.2
============================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 7. REINSURANCE:

    The ceding of insurance does not discharge primary liability of the original insurer. VFL places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in VFL's state of domicile, VFL receives collateral, primarily in the form of bank letters of credit. Such collateral totaled approximately $0.1 million at both December 31, 1997 and 1996.

    In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health earned premiums are from short duration contracts. The effects of reinsurance on premium revenues are shown in the following schedule:

--------------------------------------------------------------------------------------------
                                                Premiums                       Assumed/Net
                              --------------------------------------------------------------
Year Ended December 31          Direct      Assumed       Ceded        Net          %
--------------------------------------------------------------------------------------------
(In thousands of dollars)
1997
   Life                        $564,891     $ 81,502    $567,217     $ 79,176      103%
   Accident and Health            2,776      252,996       2,776      252,996      100
                               --------     --------    --------     --------      ----
     TOTAL PREMIUMS            $567,667     $334,498    $569,993     $332,172      101%
                               ========     ========    ========     ========      ====
1996
   Life                        $422,700     $ 72,718    $424,907     $ 70,511      103%
   Accident and Health            1,080      254,975       1,080      254,975      100
                               --------     --------    --------     --------      ----
     Total premiums            $423,780     $327,693    $425,987     $325,486      101%
                               ========     ========    ========     ========      ====
1995
   Life                        $316,011     $ 75,053    $316,577     $ 74,487      101%
   Accident and Health              422      222,166         422      222,166      100
-------------------------------------------------------------------------------------------
     Total premiums            $316,433     $297,219    $316,999     $296,653      100%
===========================================================================================

    Transactions with Assurance,  as part of the pooling agreement  described in
Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $116.2 million, $43.0 million and $9.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, insurance claims and policyholder benefits are net of reinsurance recoveries from non-affiliated companies of $77.8 million, $7.0 million and $6.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    Reinsurance receivables reflected on the balance sheet are recoverables from reinsurers related to insurance reserves. These balances, which were approximately $1.6 billion and $1.3 billion at December 31, 1997 and 1996, respectively, are principally due from Assurance pursuant the Reinsurance Pooling Agreement

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 7. - (CONTINUED)


    The impact of reinsurance, including transactions with Assurance, on life insurance in force is shown in the following schedule:

----------------------------------------------------------------------------------------------

                                       Life Insurance in Force               Assumed/Net
                       -----------------------------------------------------
                          Direct     Assumed        Ceded          Net            %
----------------------------------------------------------------------------------------------
(In thousands of dollars)
DECEMBER 31, 1997       $166,308      $25,557      $168,353      $23,512        108.7%
December 31, 1996        108,126       22,085       109,873       20,338        108.6
December 31, 1995         57,138       16,996        58,442       15,692        108.3
===============================================================================================




NOTE 8. RELATED PARTIES:

    As discussed in Note 1, VFL is party to a pooling agreement with its parent, Assurance. In addition, VFL is party to the CNA Intercompany Expense Agreement whereby expenses incurred by CNAF and each of its subsidiaries are allocated to the appropriate company. All acquisition and underwriting expenses allocated to VFL are further subject to the Reinsurance Pooling Agreement with Assurance, so that acquisition and underwriting expenses recognized by VFL approximate ten percent of the combined acquisition and underwriting expenses of VFL and Assurance. Pursuant to the foregoing agreements, VFL recorded amortization of deferred acquisition costs and other operating expenses totaling $45.3 million, $37.2 million and $41.1 million for 1997, 1996 and 1995, respectively. Expenses of VFL exclude $9.9 million, $12.3 million and $5.5 million of general and administrative expenses incurred by VFL and allocated to CNAF for the years ended December 31, 1997, 1996 and 1995, respectively. VFL had a $36.0 million and $67.5 million affiliated receivable at December 31, 1997 and 1996, respectively, for net cash settlements due from Assurance in the normal course of operations related to pooling and general expense reimbursements. There are no interest charges on intercompany receivables or payables.

NOTE 9. LEGAL:

    VFL is party to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the results of operations or equity of VFL.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                    NOTES TO FINANCIAL STATEMENTS - CONCLUDED

NOTE 10. BUSINESS SEGMENTS:



--------------------------------------------------------------------------------
Year Ended December 31                  1997              1996          1995
--------------------------------------------------------------------------------
(In thousands of dollars)

REVENUES
  Individual                         $   72,204       $   70,208      $   69,577
  Group                                 296,753          292,807         263,388
  Realized gains                          4,200            4,771          13,783
                                     ----------       ----------      ----------
    Total                            $  373,157       $  367,786      $  346,748
                                     ==========       ==========      ==========
INCOME BEFORE INCOME TAX
  Individual                         $    9,952       $   12,752      $    8,611
  Group                                   6,475            8,224          12,316
  Realized gains                          4,200            4,771          13,783
                                     ----------       ----------      ----------
    Total                            $   20,627       $   25,747      $   34,710
                                     ==========       ==========      ==========
NET INCOME
  Individual                         $    6,345       $    8,209      $    5,597
  Group                                   4,255            5,409           7,954
  Realized gains                          2,730            3,101           8,959
                                     ----------       ----------      ----------
    Total                            $   13,330       $   16,719      $   22,510
                                     ==========       ==========      ==========
ASSETS
  Individual                         $1,824,854       $1,522,900      $1,360,942
  Group                                 543,572          457,902         280,496
--------------------------------------------------------------------------------
    TOTAL                            $2,368,426       $1,980,802      $1,641,438
================================================================================



    Assets and investment income are allocated to business segments based on cash flows after attribution of separately identifiable assets. Income taxes have been allocated on the basis of taxable operating income of the respective insurance segments.

         Group revenues include $211.5 million, $210.1 million and $187.0 million for the years ended December 31, 1997, 1996 and 1995, respectively, under contracts covering U.S. government employees and their dependents (FEHBP).

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SEE PAGE 6 FOR LIST OF DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


ITEM 11.      EXECUTIVE COMPENSATION

OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (C) OF FORM 10-K.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (C) OF FORM 10-K.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (C) OF FORM 10-K.

                                     PART IV

ITEM 14.      FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(A) (1)       FINANCIAL STATEMENTS.

              A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 17 in ITEM 8.

(A) (2)       FINANCIAL STATEMENT SCHEDULES.                               PAGE

              Schedule III  Supplementary Insurance Information.............44
              Schedule V    Valuation and Qualifying Accounts and Reserves..45

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

4 (j) Form of Nursing Home Confinement/Terminal Medical Condition Rider to Single Premium Deferred Modified Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 29, 1996 (File No.333-2093).

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

10 (a) Form of Participation Agreement between VFL and Insurance Series is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

10 (b) Form of Participation Agreement between VFL and Variable Insurance Products Fund is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

10 (c) Form of Participation Agreement between VFL and The Alger American Fund is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996
             (File No. 333-1087).

10 (d) Form of Participation Agreement between VFL and MFS Variable Insurance Trust is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996
             (File No. 333-1087).

10 (e) Form of Participation Agreement between VFL and SoGen Variable Funds, Inc. is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996
             (File No. 333-1087).

10 (f) Form of Participation Agreement between VFL and Van Eck Worldwide Insurance Trust is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996
             (File No. 333-1087).

10 (g) CNA Inter-Company Expense Agreement is incorporated herein by reference to exhibit number 10g to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on September 3, 1996 (File No. 333-1083).

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

10 (j) Amendment to the Reinsurance Pooling Agreement is incorporated herein by reference to exhibit number 10j to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on September 3, 1996 (File No.333-1083).

27            Financial Data Schedule


(B)           REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the fourth quarter of 1997.

                                                                   SCHEDULE III
                       VALLEY FORGE LIFE INSURANCE COMPANY
                       SUPPLEMENTARY INSURANCE INFORMATION

--------------------------------------------------------------------------------------------------------------------------
                                                  GROSS INSURANCE RESERVES
                                                  ------------------------
                                                CLAIM
                                DEFERRED         AND           FUTURE         POLICY-         NET             NET
                              ACQUISITION       CLAIM          POLICY        HOLDERS'       PREMIUM       INVESTMENT
(In thousands of dollars)        COSTS         EXPENSE        BENEFITS         FUNDS        REVENUE         INCOME
--------------------------------------------------------------------------------------------------------------------------
December 31, 1997
       Individual........      $90,862.6     $27,391.0      $1,856,175.5    $   570.2     $ 58,232.9      $11,349.2
       Group.............        4,491.3      53,850.5          50,723.9     39,358.1      273,939.3       18,563.9
                               =========     =========      ============    =========     ==========      =========
                   Total        95,353.9      81,241.5       1,906,899.4     39,928.3      332,172.2       29,913.1
                               ==========    =========      ============    =========     ==========      ==========
December 31, 1996
       Individual........      $71,268.6     $10,411.5      $1,580,738.3    $   548.0     $ 49,226.4      $13,123.6
       Group.............        3,320.1      50,156.3          40,765.6     37,596.9      276,260.0       16,188.6
                               =========     =========      ============    =========     ==========      =========
                   Total        74,588.7      60,567.8       1,621,503.9     38,144.9      325,486.4       29,312.2
                               ==========    =========      ============    =========     ==========      =========
December 31, 1995
       Individual........      $50,420.8     $14,118.6      $1,297,743.3    $   676.4     $ 49,435.0      $18,918.0
       Group.............          178.8      45,304.8          36,649.8     33,897.9      247,218.0       12,576.3
                               =========     =========      ============    =========     ==========      =========
                   Total        50,599.6      59,423.4       1,334,393.1     34,574.3      296,653.0       31,494.3
                               =========     =========      ============    =========     ==========      =========
 ----------------------------------------------------------------------------------------
                                                  GROSS INSURANCE RESERVES
                                                  ------------------------
                                                           AMORTIZATION
                                          INSURANCE             OF
                                          CLAIMS AND         DEFERRED          OTHER
                                        POLICYHOLDERS'      ACQUISITION      OPERATING
(In thousands of dollars)                  BENEFITS            COSTS         EXPENSES
----------------------------------------------------------------------------------------
December 31, 1997
       Individual.......                $106,720.7          $11,922.6       $ 6,190.5
       Group............                 200,486.7             (104.8)       27,314.9
                                        ==========          =========       =========
                   Total                 307,207.4           11,817.8        33,505.4
                                        ==========          =========       =========
December 31, 1996
       Individual........               $ 84,559.1          $ 1,124.7       $ 9,158.9
       Group.............                220,280.8               52.4        26,863.7
                                        ==========          =========       =========
                    Total                304,839.9            1,177.1        36,022.6
                                        ==========          =========       =========
December 31, 1995
       Individual.........              $ 60,208.5          $ 6,044.9       $11,563.1
       Group..............               210,727.7               21.2        23,472.8
                                        ==========          =========       =========
                     Total               270,936.2            6,066.1        35,035.9
                                        ==========          =========       =========

                                                                                                   SCHEDULE V
                       VALLEY FORGE LIFE INSURANCE COMPANY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

--------------------------------------------------------------------------------------------------------------------
                                                           BALANCE                                          BALANCE
                                                              AT      CHARGED TO   CHARGED TO                  AT
                                                          BEGINNING     COSTS AND     OTHER                   END OF
(In thousands of dollars)                                 OF PERIOD    EXPENSES     AMOUNTS    DEDUCTIONS    PERIOD
-------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997 Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.......................       $377.8       $245.6       $    -       $338.7     $284.7
                                                           =====        =====        =======      =====      =====
YEAR ENDED DECEMBER 31, 1996 Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.......................       $175.2       $211.7       $    -       $  9.1     $377.8
                                                          ======       ======        =======      =====      =====
YEAR ENDED DECEMBER 31, 1995 Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.......................       $ -          $228.7       $    -       $ 53.5     $175.2
                                                          ======       ======        =======      =====      =====
-------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Valley Forge Life Insurance Company


                                  By        /S/DENNIS H. CHOOKASZIAN
                                            ------------------------
                                            Dennis H. Chookaszian
                                            Chairman of the Board and
                                            Chief Executive Officer

                                  By        /S/W. JAMES MACGINNITIE
                                            -----------------------
                                            W. James MacGinnitie
                                            Director, Senior Vice President
                                            and Chief Financial Officer


Date:         March 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 28th day of March, 1998.

     SIGNATURE                                       TITLE


/S/DENNIS H. CHOOKASZIAN                              Chairman of the Board and
------------------------                              Chief Executive Officer
Dennis H. Chookaszian

/S/PHILIP L. ENGEL                                    Director
------------------
Philip L. Engel

/S/MICHAEL C. GARNER                                  Director
--------------------
Michael C. Garner

/S/JONATHAN D. KANTOR                                 Director
---------------------
Jonathan D. Kantor

/S/PATRICIA L. KUBERA                                 Director
---------------------
Patricia L. Kubera

/S/W. JAMES MACGINNITIE                               Chief Financial Officer
-----------------------                               and Director
W. James MacGinnitie

/S/WILLIAM H. SHARKEY, JR.                            Director
-------------------------
William H. Sharkey, Jr.