Form 10-Q
period 1998-03-31
VALLEY FORGE LIFE INSURANCE CO
filed 1998-05-15
CIK 1007008

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998   COMMISSION FILE NUMBER 333-1087

                           --------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY

             (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                    23-6200031
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

         CNA PLAZA
    CHICAGO, ILLINOIS                                      60685
(Address of principal executive offices                  (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                  OUTSTANDING AT MAY 1, 1998
  ------------------------------                  --------------------------
  Common Stock, Par value $50.00                           50,000

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY
                                      INDEX




PART I.   FINANCIAL INFORMATION                                       PAGE NO.
------    ---------------------                                       --------

CONDENSED FINANCIAL STATEMENTS:

   BALANCE SHEET
            MARCH 31, 1998 (Unaudited) AND DECEMBER 31, 1997..........     3

   STATEMENT OF OPERATIONS (Unaudited)
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997........     4

   STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997........     5

   STATEMENT OF CASH FLOWS (Unaudited)
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997........     6

   NOTES TO CONDENSED FINANCIAL
            STATEMENTS (Unaudited) MARCH 31, 1998.....................     7

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.......................    10


PART II.  OTHER INFORMATION
-------   -----------------
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..........................    17

SIGNATURES  ..........................................................    18

EXHIBIT 27  FINANCIAL DATA SCHEDULE...................................    19

                       VALLEY FORGE LIFE INSURANCE COMPANY
                                  BALANCE SHEET
------------------------------------------------------------------------------------------------------
                                                                         MARCH 31         DECEMBER 31
                                                                           1998              1997
                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------
(In thousands of dollars)
ASSETS:
   Investments:
     Fixed maturities available-for-sale (cost: $473,493 and $466,267)  $  478,275       $  471,707
     Equity securities available-for-sale (cost: $981 and $981)              2,515            2,260
     Policy loans                                                           68,808           66,971
     Other invested assets                                                     180              433
     Short-term investments                                                 38,891            4,597
                                                                         ---------       ----------
          TOTAL INVESTMENTS                                                588,669          545,968
   Cash                                                                      4,328           24,565
   Receivables:
     Reinsurance                                                         1,876,871        1,586,471
     Premium and other insurance                                            71,681           65,196
     Less allowance for doubtful accounts                                     (208)            (285)
   Deferred acquisition costs                                               99,264           95,354
   Accrued investment income                                                 9,531            5,245
   Receivables for securities sold                                           1,970              744
   Due from affiliates                                                          -            35,999
   Other                                                                     1,055              228
   Separate Account business                                                22,907            8,941
----------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                  $2,676,068       $2,368,426
====================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                             $2,203,067       $1,906,899
     Claims                                                                 92,743           81,242
     Policyholders' funds                                                   39,868           39,928
   Payables for securities purchased                                         3,259              497
   Federal income taxes payable                                              9,657            5,975
   Deferred income taxes                                                     2,418            4,098
   Due to affiliates                                                         3,117               -
   Commissions and other payables                                           30,213           19,787
   Other                                                                    49,037           84,799
   Separate Account business                                                22,907            8,941
                                                                        ----------       ----------
          TOTAL LIABILITIES                                              2,456,286        2,152,166
                                                                        ----------       ----------
Stockholder's Equity
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                 2,500            2,500
   Additional paid-in capital                                               39,150           39,150
   Retained earnings                                                       174,149          170,230
   Accumulated other comprehensive income                                    3,983            4,380
                                                                        ----------       ----------
          TOTAL STOCKHOLDER'S EQUITY                                       219,782          216,260
----------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $2,676,068       $2,368,426
====================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                                       3

                       VALLEY FORGE LIFE INSURANCE COMPANY

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                     1998          1997
--------------------------------------------------------------------------------------
(In thousands of dollars)
 Revenues:
   Premiums                                                   $81,555       $86,083
   Net investment income                                        8,591         7,305
   Realized investment gains                                    1,993            29
   Other                                                        1,561         1,275
                                                              -------       -------
                                                               93,700        94,692
                                                              -------       -------
Benefits and expenses:
   Insurance claims and policyholders' benefits                75,153        81,756
   Amortization of deferred acquisition costs                   2,552         1,531
   Other operating expenses                                     9,858         7,279
                                                              -------       -------
                                                               87,563        90,566
                                                              -------       -------
     Income before income tax                                   6,137         4,126
Income tax expense                                              2,218         1,464
--------------------------------------------------------------------------------------
     NET INCOME                                               $ 3,919       $ 2,662
======================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).


                       VALLEY FORGE LIFE INSURANCE COMPANY

                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                    Additional  Comprehensive              Other        Total
Three Months Ended                           Common  Paid-in       Income     Retained Comprehensive Stockholder's
March 31, 1998 and 1997                      Stock   Capital       (Loss)     Earnings Income (Loss)    Equity
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance, January 1, 1997                     $2,500   $39,150                 $156,900     $  990     $199,540
Comprehensive income:
   Net income                                    -        -        $2,662        2,662        -          2,662
Other comprehensive income (loss):
   Unrealized investment losses net of
      reclassification adjustment and taxes      -        -        (4,929)         -       (4,929)      (4,929)
                                                                   -------
   Total comprehensive income                                     $(2,267)
                                                                   =======

--------------------------------------------------------------                ------------------------------------
Balance, March 31, 1997                     $2,500   $39,150                  $159,562    $(3,939)    $197,273
==============================================================                ====================================

Balance, December 31, 1997                  $2,500   $39,150                  $170,230     $4,380     $216,260
Comprehensive income:
   Net income                                  -          -       $3,919         3,919        -          3,919
Other comprehensive income (loss):
   Unrealized investment losses net of
      reclassification adjustment and taxes    -          -         (397)          -        (397)         (397)
                                                                  -------
   Total comprehensive income                                     $3,522
                                                                  =======

--------------------------------------------------------------                -----------------------------------
Balance, March 31, 1998                     $2,500   $39,150                  $174,149     $3,983     $219,782
==============================================================                ===================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).


                       VALLEY FORGE LIFE INSURANCE COMPANY

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                             1998               1997
-----------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $  3,919           $  2,662
                                                                                     --------           --------
   Adjustments  to  reconcile  net  income  to net  cash  flows  from  operating activities:
     Net realized investment gains, pre-tax                                            (1,993)               (29)
     Amortization of bond discount                                                       (160)            (1,178)
     Changes in:
        Insurance receivables, net                                                   (296,962)           (94,536)
        Deferred acquisition costs                                                     (4,036)            (6,383)
        Accrued investment income                                                      (4,286)            (1,732)
        Due from affiliates                                                            39,116             40,896
        Federal income taxes                                                            3,682              2,437
        Deferred income taxes                                                          (1,534)             1,665
        Insurance reserves                                                            299,265             57,931
        Commissions and other payables                                                 10,426              6,298
        Other, net                                                                    (36,604)             6,530
                                                                                      --------         ---------
            Total adjustments                                                           6,914             11,899
                                                                                      --------         ---------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                                   10,833             14,561
                                                                                      --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                                     (124,149)           (36,839)
   Proceeds from fixed maturities:
     Sales                                                                             95,940             39,435
     Maturities, calls and redemptions                                                 24,926              6,636
   Change in short-term investments                                                   (34,294)           (69,461)
   Change in policy loans                                                              (1,837)            (2,021)
                                                                                      --------         ---------
           NET CASH FLOWS FROM INVESTING ACTIVITIES                                   (39,414)           (62,250)
                                                                                      --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts from investment contracts credited to policyholder account balances        13,813             27,366
   Return of policyholder account balances on investment contracts                     (5,469)            (2,690)
                                                                                      --------          ---------
           NET CASH FLOWS FROM FINANCING ACTIVITIES                                     8,344             24,676
                                                                                      --------          ---------
           NET CASH FLOWS                                                             (20,237)           (23,013)
Cash at beginning of period                                                            24,565             24,759
---------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                $  4,328          $   1,746
=====================================================================================================================
Supplemental disclosures of cash flow information:
        Federal income taxes paid                                                    $     -           $      -
=====================================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION:

    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). Loews Corporation owns approximately 84% of the outstanding common stock of CNAF.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, annuity, variable annuity and variable universal life. Group insurance products include life, accident and health consisting primarily of major medical and hospitalization, variable annuities and pension products, such as guaranteed investment contracts and annuities.

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed, to a large extent, on a combined basis. Pursuant to a Reinsurance Pooling Agreement, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

    The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in VFL's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

    The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1998.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
NOTE 2. REINSURANCE:
    VFL assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. VFL utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with VFL's retained amount varying by type of coverage. VFL's reinsurance includes quota share, yearly renewable term and facultative programs. Amounts recoverable from reinsurers are estimated in a manner consistent with the future policy benefits reserves.

    The ceding of insurance does not discharge the primary liability of the original insurer. VFL places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. Further, for carriers that are not authorized reinsurers in VFL's state of domicile, VFL receives collateral, primarily in the form of bank letters of credit.

    In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health earned premiums is from short duration contracts. The effects of reinsurance on premium revenues are shown in the following schedule:

-----------------------------------------------------------------------------------------------------------
                                                          PREMIUMS                          ASSUMED/NET
                                 ---------------------------------------------------------
THREE MONTHS ENDED MARCH 31          DIRECT        ASSUMED        CEDED          NET             %
------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
1998
   Life                             $165,569      $21,371        $165,791       $21,149         101%
   Accident and Health                   749       60,406             749        60,406         100
------------------------------------------------------------------------------------------------------------
     TOTAL PREMIUMS                 $166,318      $81,777        $166,540       $81,555         100%
============================================================================================================
1997
   Life                             $127,691      $21,951        $128,736       $20,906         105%
   Accident and Health                   705       65,177             705        65,177         100
------------------------------------------------------------------------------------------------------------
     TOTAL PREMIUMS                 $128,396      $87,128        $129,441       $86,083         101%
============================================================================================================

    Transactions with Assurance,  as part of the pooling agreement  described in
Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $45.2 million for the first quarter in 1998, and $20.2 million for the first quarter in 1997, respectively. Additionally, insurance claims and policyholders' benefits are net of reinsurance recoveries from non-affiliated companies of $34.1 million for the first quarter of 1998, and $0 million for the same period in 1997.

    Reinsurance receivables reflected on the balance sheet are recoverables from reinsurers related to insurance reserves. These balances, which were approximately $1.9 billion and $1.4 billion at March 31, 1998 and 1997, respectively, are principally due from Assurance pursuant the Reinsurance Pooling Agreement.

NOTE 3. LEGAL PROCEEDINGS:

   VFL is party to litigation in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the results of operations or equity of VFL.

                       VALLEY FORGE LIFE INSURANCE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED

NOTE 4. OTHER COMPREHENSIVE INCOME:

   VFL adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments by owners and distributions to owners. The change in the components of other comprehensive income (loss) are reported net of income tax as shown below:

--------------------------------------------------------------------------------------------------------------
PERIOD ENDED MARCH 31, 1998                                               PRE-TAX   TAX (EXPENSE)     NET
                                                                           AMOUNT      BENEFIT      AMOUNT
--------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period         $1,856     $ (650)         $1,206
   Reclassification adjustment for (gains) losses
      included in net income                                               (2,466)       863          (1,603)
==============================================================================================================
TOTAL OTHER COMPREHENSIVE INCOME                                           $ (610)    $  213          $ (397)
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
PERIOD ENDED MARCH 31, 1997                                               PRE-TAX    TAX (EXPENSE)     NET
                                                                           AMOUNT       BENEFIT      AMOUNT
--------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period        $(6,634)    $2,322         $(4,312)
   Reclassification adjustment for (gains) losses
      included in net income                                                 (949)       332            (617)
==============================================================================================================
TOTAL OTHER COMPREHENSIVE INCOME                                          $(7,583)    $2,654         $(4,929)
==============================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


    The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto found on pages 3 to 9, which contain additional information helpful in evaluating operating results and financial condition.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, annuity, variable annuity and variable universal life. Group insurance products include life, accident and health consisting primarily of major medical and hospitalization, variable annuities and pension products, such as guaranteed investment contracts and annuities.

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed, to a large extent, on a combined basis. Pursuant to a Reinsurance Pooling Agreement, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED
RESULTS OF OPERATIONS:
    The following table summarizes key components of VFL's operating results for the three months ended March 31, 1998 and 1997.

------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                         1998                1997
------------------------------------------------------------------------------------------------
(In thousands of dollars)
OPERATING SUMMARY (excluding realized investment gains/losses):
Revenues:
     Individual premium                                             $16,451           $15,609
     Group premium                                                   65,104            70,474
                                                                    -------         ---------
        Total premiums                                               81,555            86,083
     Net investment income                                            8,591             7,305
     Other                                                            1,561             1,275
                                                                    -------         ---------
        Total revenues                                               91,707            94,663
Benefits and expenses                                                87,563            90,566
                                                                    -------         ---------
     Operating income before income tax                               4,144             4,097
Income tax expense                                                   (1,520)           (1,454)
                                                                    -------         ---------
        Net operating income
        (excluding realized investment gains/losses)                $ 2,624           $ 2,643
                                                                    =======         =========
SUPPLEMENTAL FINANCIAL DATA:
Net operating income:
     Individual                                                     $ 1,942           $ 1,591
     Group                                                              682             1,052
                                                                    -------         ---------
        Net operating income                                          2,624             2,643
     Net realized investment gains                                    1,295                19
                                                                    -------         ---------
=================================================================================================
        NET INCOME                                                  $ 3,919           $ 2,662
=================================================================================================

     VFL's revenues, excluding net realized investment gains/losses, were $91.7 million for the first three months of 1998, compared to $94.7 million for the same period in 1997. Premiums were $81.6 million for the three months ended March 31, 1998, compared to $86.1 million for the same period in 1997. For the three month period of 1998, individual premiums increased by 5% to $16.5 million, compared to $15.6 million for the same period in 1997. This increase is primarily due to a slight increase in sales of ViaTerm, a term life insurance product. Individual annuity premiums continue to decrease as marketing efforts have shifted to more profitable products. Group premiums were $65.1 million for the first three months of 1998, compared to $70.5 million for the same period in 1997. Decreases primarily in group health premiums and Federal Employee Health Benefit Plan (FEHBP) premiums contributed to the change in group premiums. The decrease in FEHBP premiums is due to improved claim experience upon which premiums are based during the first three months of 1998, as compared to the same period in 1997.

    VFL's investment income for the three months ended March 31, 1998 was $8.6 million, an approximate increase of $1.3 million or 18% from the same period for 1997 when investment income was $7.3 million. The increase is attributable to a larger asset base of VFL's investment portfolio generated from increased cash flows from premium growth in 1997. The increase was offset by a slightly lower average yield on VFL's portfolio during 1998, as compared to 1997.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

    Higher losses in group business during the first three months of 1998 as compared to the same period in 1997 offset the increase in net investment income and led to relatively no change in pre-tax operating income between the first quarter of 1998 and the same period for 1997.

FINANCIAL CONDITION:

    Assets increased approximately $307.6 million from December 31, 1997 to $2,676.1 million as of March 31, 1998. VFL's cash and invested assets increased by $22.5 million from December 31, 1997 to $593.0 million.

    During the first three months of 1998, VFL's stockholder's equity increased by $3.5 million, or 2%, to approximately $219.8 million. The increase in stockholder's equity in 1998 is due to net income of approximately $3.9 million and approximately $0.4 million of losses in accumulated other comprehensive income.

--------------------------------------------------------------------------------------------------------
FINANCIAL POSITION                                                            MARCH 31      DECEMBER 31
                                                                                1998           1997
--------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Assets                                                                       $2,676,068     $2,368,426
Stockholder's Equity                                                            219,782        216,260
Accumulated Other Comprehensive Income (Included in Stockholder's Equity)         3,983          4,380
--------------------------------------------------------------------------------------------------------

INVESTMENTS:
    The following table summarizes VFL's investments shown at cost or amortized cost and carrying value at March 31, 1998 and December 31, 1997:

---------------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                       MARCH 31                DECEMBER 31
                                                    1998          %           1997         %
---------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturity securities:
        U.S. Treasury Securities and
         obligations of government agencies       $309,332      53.1%      $299,066      55.4%
        Asset backed securities                     66,893      11.5         68,612      12.7
        Corporate debt securities                   73,121      12.6         51,355       9.5
        Other debt securities                       24,147       4.1         47,234       8.8
---------------------------------------------------------------------------------------------------
          Total fixed maturity securities          473,493      81.3        466,267      86.4
Common stocks                                          981       0.2            981       0.2
Policy loans                                        68,808      11.8         66,971      12.4
Other invested assets                                  545       0.1            579       0.1
Short-term investments                              38,891       6.6          4,597       0.9
---------------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                     $582,718     100.0%      $539,395     100.0%
===================================================================================================
INVESTMENTS AT CARRYING VALUE*                    $588,669                 $545,968
===================================================================================================

* As reported in the Balance Sheet

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


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

    VFL's investments in fixed maturity securities are carried at a fair value of $478.3 million at March 31, 1998, compared with $471.7 million at December 31, 1997. At March 31, 1998, net unrealized gains on fixed maturity securities amounted to approximately $4.8 million. This compares with net unrealized gains of approximately $5.4 million at December 31, 1997. The gross unrealized gains and losses for the fixed maturities portfolio at March 31, 1998 were $6.1 million and $1.3 million, respectively, compared to $6.2 million and $0.8 million, respectively, at December 31, 1997.

    VFL's investments in equity securities are carried at a fair value of $2.5 million and $2.3 million at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998, unrealized gains on equity securities amounted to approximately $1.5 million. This compares with unrealized gains of approximately $1.3 million at December 31, 1997. There were no unrealized losses on equity securities at March 31, 1998 and December 31, 1997.

    VFL has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of VFL's asset/liability management strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations or other similar factors. Accordingly, the fixed maturity securities are classified as available-for-sale.

    The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):

-------------------------------------------------------------------------------------------------
                                              MARCH 31          %         DECEMBER 31       %
                                                1998                          1997
-------------------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and affiliated securities    $310,141         64.8%        $300,676       63.8%
Other AAA rated                                73,807         15.4           75,531       16.0
AA and A rated                                 66,274         13.9           61,404       13.0
BBB rated                                      24,927          5.2           27,292        5.8
Below investment grade                          3,126          0.7            6,804        1.4
-------------------------------------------------------------------------------------------------
     TOTAL                                   $478,275        100.0%        $471,707      100.0%
=================================================================================================

    Included in VFL's fixed maturity securities at March 31, 1998 are $67.5 million of asset-backed securities, consisting of approximately 43.5% in corporate mortgage-backed pass-through certificates, 34.0% in collateralized mortgage obligations (CMOs), 22.1% in corporate asset-backed obligations and 0.4% in U.S. government agency issued pass-through certificates. The majority of CMOs held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


    CMOs are subject to prepayment risk that tends to vary with changes in interest rates. During periods of declining interest rates, CMOs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow. VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. The fair value of asset-backed securities was more than the amortized cost by $0.6 million and $0.1 million at March 31, 1998 and December 31, 1997, respectively. VFL avoids investments in complex mortgage derivatives and does not have any investments in mortgage loans or real estate.

    VFL invests from time to time in derivative financial instruments primarily to reduce its exposure to market risk. VFL also uses derivatives to mitigate the risk associated with certain guaranteed annuity contracts by purchasing certain options in a notional amount equal to the original customer deposit. VFL's derivatives are classified as other invested assets and VFL generally does not hold or issue these instruments for trading purposes.

    Derivative financial instruments consist of interest rate caps in the general account and purchased options in the Separate Accounts at March 31, 1998. The gross notional or contractual amounts of derivative financial instruments in the general account totaled $50.0 million at both March 31, 1998 and December 31, 1997. The gross notional principal or contractual amounts of derivative financial instruments in the Separate Accounts totaled $1.6 million and $1.5 million at March 31, 1998 and December 31, 1997, respectively. The fair value of derivative financial instruments in the general account and Separate Accounts at March 31, 1998 totaled $0.2 million and $0.4 million, respectively. The fair value of derivative financial instruments in the general account and Separate Accounts at December 31, 1997 totaled $0.4 million and $0.3 million, respectively. Net realized losses on derivative financial instruments held in the general account totaled $0.2 million for the period ended March 31, 1998, while net realized gains/losses on derivatives in the Separate Accounts were $0 million for the same period. There were no investments in derivative securities at March 31, 1997.

    High yield securities are bonds rated below investment grade by bond rating agencies, and other unrated securities which, in the opinion of management, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than that of investment grade securities. Returns are expected to compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.1% and 0.3% of total assets as of March 31, 1998 and December 31, 1997, respectively.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


IMPACT OF YEAR 2000 ON VFL:

    The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. All subsidiaries of CNAF, including VFL, utilize the same systems in conducting day-to-day operations. VFL is in the process of replacing many of its legacy systems and is upgrading its systems to accommodate business for the year 2000 and beyond. VFL believes that it will be able to resolve the year 2000 issue in a timely manner. VFL's cost to upgrade and replace its systems will be included as part of the total cost incurred by CNAF to replace and upgrade its systems. Based upon its current assessment, CNAF estimates that the total cost to replace and upgrade its systems to accommodate year 2000 processing will be approximately $60 to $70 million. VFL will be allocated its proportionate share of this cost upon completion of the upgrade; however, a reasonable estimate of this cost is not currently available. Due to the interdependent nature of computer systems, VFL may be adversely impacted depending upon whether it or other entities not affiliated with VFL (vendors and business partners) address this issue successfully. To mitigate this impact, CNAF is communicating with its vendors and business partners to coordinate year 2000 conversion. At this time, management is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to VFL.

LIQUIDITY AND CAPITAL RESOURCES:

    The liquidity requirements of VFL have been met primarily by funds generated from operating, investing and financing activities. VFL's principal cash flow sources are premiums, investment income, receipts for investment contracts sold and sales and maturities of investment. The primary cash flow uses are payments for claims, policy benefits, payments on matured policyholder contracts and operating expenses.

    For the three months of 1998, VFL's operating activities generated net positive cash flows of approximately $10.8 million, compared with net positive cash flows of $14.6 million for the same period in 1997.

    Management believes that future liquidity needs will be met primarily by cash generated from operations. Net cash flows from operations are generally invested in marketable securities. Investment strategies employed by VFL consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONCLUDED

Accounting Standards:

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. This Statement will redefine VFL's business segment disclosure.

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

    In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining whether computer software is for internal use. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. VFL is currently evaluating the effects of this SOP.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            PART II OTHER INFORMATION







ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit

                                          Exhibit                 Page
                                           Number                Number

(27)  Financial Data Schedule                27                     19



(b)  REPORTS ON FORM 8-K:

         There were no reports on Form 8-K for the three months ended March 31,1998.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                      PART II OTHER INFORMATION - CONCLUDED





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Valley Forge Life Insurance Company



                                          By   /S/W. JAMES MACGINNITIE
                                               -------------------------------
                                               W. James MacGinnitie
                                               Director, Senior Vice President
                                               and Chief Financial Officer


Date:         May 15, 1998