Form 10-Q
period 1998-06-30
VALLEY FORGE LIFE INSURANCE CO
filed 1998-08-14
CIK 1007008

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998    COMMISSION FILE NUMBER 333-1087

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                 OUTSTANDING AT AUGUST 1, 1998
 ------------------------------                  -----------------------------
 Common Stock, Par value $50.00                             50,000

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                      INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.
-------   ---------------------                                         --------


CONDENSED FINANCIAL STATEMENTS:

         BALANCE SHEET
            JUNE 30, 1998 (Unaudited) AND DECEMBER 31, 1997................    3

         STATEMENT OF OPERATIONS (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997......    4

         STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997................    5

         STATEMENT OF CASH FLOWS (Unaudited)
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997................    6

         NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
            JUNE 30,1998...................................................    7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................   10


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................    18

SIGNATURES................................................................    19

EXHIBIT 27  FINANCIAL DATA SCHEDULE.......................................    20


                                      (2)

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                  BALANCE SHEET

---------------------------------------------------------------------------------------------------------
                                                                              JUNE 30       DECEMBER 31
                                                                                1998           1997
                                                                            (Unaudited)
---------------------------------------------------------------------------------------------------------
(In thousands of dollars)
ASSETS:
   Investments:
     Fixed maturities available-for-sale (cost: $456,676 and $466,267)        $  465,068    $  471,707
     Equity securities available-for-sale (cost: $981 and $981)                    2,508         2,260
     Policy loans                                                                 70,300        66,971
     Other invested assets                                                            89           433
     Short-term investments                                                       35,477         4,597
                                                                              ----------    ----------
          TOTAL INVESTMENTS                                                      573,442       545,968
   Cash                                                                            1,435        24,565
   Receivables:
     Reinsurance                                                               2,079,060     1,586,471
     Premium and other insurance                                                  63,949        65,196
     Less allowance for doubtful accounts                                            (34)         (285)
   Deferred acquisition costs                                                    102,326        95,354
   Accrued investment income                                                       5,759         5,245
   Receivables for securities sold                                                24,664           744
   Due from affiliates                                                             6,433        35,999
   Other                                                                           3,295           228
   Separate Account business                                                      42,724         8,941
---------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                        $2,903,053    $2,368,426
=========================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                                   $2,383,397    $1,906,899
     Claims                                                                      105,447        81,242
     Policyholders' funds                                                         41,631        39,928
   Payables for securities purchased                                              21,168           497
   Federal income taxes payable                                                    6,077         5,975
   Deferred income taxes                                                           8,815         4,098
   Commissions and other payables                                                 47,828        19,787
   Other                                                                          20,719        84,799
   Separate Account business                                                      42,724         8,941
                                                                              ----------    ----------
          TOTAL LIABILITIES                                                    2,677,806     2,152,166
                                                                              ----------    ----------
Stockholder's Equity
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                       2,500         2,500
   Additional paid-in capital                                                     39,150        39,150
   Retained earnings                                                             178,429       170,230
   Accumulated other comprehensive income                                          5,168         4,380
                                                                              ----------    ----------
          TOTAL STOCKHOLDER'S EQUITY                                             225,247       216,260
---------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $2,903,053    $2,368,426
=========================================================================================================

                   See accompanying Notes to Condensed Financial Statements (Unaudited).

                                      (3)


                       VALLEY FORGE LIFE INSURANCE COMPANY

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
                                                       THREE MONTHS              SIX MONTHS
PERIOD ENDED JUNE 30                                 1998       1997           1998      1997
----------------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
   Premiums                                        $73,025    $78,692       $154,580    $164,775
   Net investment income                             9,032      7,956         17,623      15,261
   Realized investment gains (losses)                1,520       (162)         3,513        (133)
   Other                                             2,595      1,476          4,156       2,751
                                                   -------    -------       --------    --------
                                                    86,172     87,962        179,872     182,654
                                                   -------    -------       --------    --------
Benefits and expenses:
   Insurance claims and policyholders' benefits     70,228     73,080        145,381     154,836
   Amortization of deferred acquisition costs        2,615      1,289          5,167       2,820
   Other operating expenses                          6,713     10,335         16,571      17,614
                                                   -------    -------       --------    --------
                                                    79,556     84,704        167,119     175,270
                                                   -------    -------       --------    --------
     Income before income tax                        6,616      3,258         12,753       7,384
Income tax expense                                   2,336      1,184          4,554       2,648
----------------------------------------------------------------------------------------------------
     NET INCOME                                    $ 4,280    $ 2,074       $  8,199    $  4,736
====================================================================================================

                  See accompanying Notes to Condensed Financial Statements (Unaudited).

                                      (4)

                       VALLEY FORGE LIFE INSURANCE COMPANY

                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                       Additional Comprehensive               Other        Total
                                              Common    Paid-in       Income     Retained Comprehensive Stockholder's
                                               Stock    Capital       (Loss)     Earnings Income (Loss)   Equity
-----------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance, January 1, 1997                       $2,500   $39,150                  $156,900      $990       $199,540
Comprehensive income:
   Net income                                     -         -        $4,736         4,736        -           4,736
Other comprehensive income (loss):
   Unrealized investment losses net of
      reclassification adjustment and taxes       -         -          (230)          -        (230)          (230)
                                                                     ------
   Total comprehensive income                                        $4,506
                                                                     ======

----------------------------------------------------------------                 --------------------------------------
BALANCE, JUNE 30, 1997                        $2,500   $39,150                   $161,636      $760       $204,046
================================================================                 ======================================

Balance, January 1, 1998                      $2,500   $39,150                   $170,230    $4,380       $216,260
Comprehensive income:
   Net income                                    -         -        $8,199          8,199       -            8,199
Other comprehensive income (loss):
   Unrealized investment gains net of
      reclassification adjustment and taxes      -         -           788            -         788            788
                                                                    ------
   Total comprehensive income                                       $8,987
                                                                    ======

-----------------------------------------------------------------                ---------------------------------------
BALANCE, JUNE 30, 1998                       $2,500    $39,150                   $178,429    $5,168        $225,247
=================================================================                =======================================

                         See accompanying Notes to Condensed Financial Statements (Unaudited).



                                      (5)

                      VALLEY FORGE LIFE INSURANCE COMPANY

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                                                               1998               1997
---------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $  8,199           $  4,736
                                                                                     --------           --------
   Adjustments  to  reconcile  net  income  to net  cash  flows  from  operating activities:
     Net realized investment (gains) losses, pre-tax                                   (3,513)               133
     Amortization of bond discount                                                     (1,955)            (3,073)
     Changes in:
        Insurance receivables, net                                                   (491,676)          (107,856)
        Deferred acquisition costs                                                     (8,873)           (12,526)
        Accrued investment income                                                        (514)               483
        Due from affiliates                                                            29,566             46,867
        Federal income taxes                                                              102                923
        Deferred income taxes                                                           4,292              1,631
        Insurance reserves                                                            495,132             91,292
        Commissions and other payables                                                 28,041              3,774
        Other, net                                                                    (67,150)            (1,416)
                                                                                    ---------          ---------
            Total adjustments                                                         (16,548)            20,232
                                                                                    ---------          ---------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                                   (8,349)            24,968
                                                                                    ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                                     (190,742)          (142,791)
   Proceeds from fixed maturities:
     Sales                                                                            173,683            135,382
     Maturities, calls and redemptions                                                 28,186             12,735
   Change in short-term investments                                                   (29,854)           (98,725)
   Change in policy loans                                                              (3,329)            (4,902)
                                                                                    ---------          ---------
           NET CASH FLOWS FROM INVESTING ACTIVITIES                                   (22,056)           (98,301)
                                                                                    ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts from investment contracts credited to policyholder account balances        27,111             59,158
   Return of policyholder account balances on investment contracts                    (19,836)            (5,462)
                                                                                    ---------          ---------
           NET CASH FLOWS FROM FINANCING ACTIVITIES                                     7,275             53,696
                                                                                    ---------          ---------
           NET CASH FLOWS                                                             (23,130)           (19,637)
Cash at beginning of period                                                            24,565             24,759
---------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                $  1,435           $  5,122
=====================================================================================================================
Supplemental disclosures of cash flow information:
        Federal income taxes received                                                $    -             $    506
=====================================================================================================================

                              See accompanying Notes to Condensed Financial Statements (Unaudited).

                                      (6)

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)

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

                                      (7)

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

    In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health earned premiums is from short duration contracts. The effects of reinsurance on premium revenues are shown in the following schedule:

-----------------------------------------------------------------------------------------------
                                                   PREMIUMS                        ASSUMED/NET
                             ---------------------------------------------------
SIX MONTHS ENDED JUNE 30        DIRECT       ASSUMED       CEDED        NET             %
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
1998
   Life                        $319,982     $ 41,293     $322,973     $ 38,302         108%
   Accident and Health            1,827      116,278        1,827      116,278         100
---------------------------------------------------------------------------------------------
     TOTAL PREMIUMS            $321,809     $157,571     $324,800     $154,580         102%
=============================================================================================
1997
   Life                        $267,120     $ 40,342     $268,265     $ 39,197         103%
   Accident and Health            1,271      125,578        1,271      125,578         100
---------------------------------------------------------------------------------------------
     TOTAL PREMIUMS            $268,391     $165,920     $269,536     $164,775         101%
=============================================================================================

    Transactions with Assurance,  as part of the pooling agreement  described in
Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $111.0 million for the six month period ended June 30, 1998 and $47.8 million for the same period in 1997, respectively. Additionally, insurance claims and policyholders' benefits are net of reinsurance recoveries from non-affiliated companies of $77.5 million for the period ended June 30, 1998, and $1.5 million for the same period in 1997.

    Reinsurance receivables reflected on the balance sheet are from reinsurers related to insurance reserves. These balances, which were approximately $2.1 billion and $1.4 billion at June 30, 1998 and 1997, respectively, are principally due from Assurance pursuant the Reinsurance Pooling Agreement.

NOTE 3. LEGAL PROCEEDINGS:

   VFL is party to litigation in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the results of operations or equity of VFL.
                                      (8)

                       VALLEY FORGE LIFE INSURANCE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME:

   Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments by owners and distributions to owners. The change in the components of accumulated other comprehensive income (loss) are reported net of income tax as shown below:

-----------------------------------------------------------------------------------------------------------------
                                                                          PRE-TAX     TAX (EXPENSE)       NET
THREE MONTHS ENDED JUNE 30                                                 AMOUNT        BENEFIT        AMOUNT
-----------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
1998
Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period       $(3,606)       $1,263         $(2,343)
   Reclassification adjustment for (gains) losses
      included in net income                                               5,428        (1,900)          3,528
=================================================================================================================
TOTAL OTHER COMPREHENSIVE INCOME                                          $1,822        $ (637)         $1,185
=================================================================================================================
1997
Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period        $5,158       $(1,805)         $3,353
   Reclassification adjustment for (gains) losses
      included in net income                                               2,071          (725)          1,346
=================================================================================================================
TOTAL OTHER COMPREHENSIVE INCOME                                          $7,229       $(2,530)         $4,699
=================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                                          PRE-TAX     TAX (EXPENSE)        NET
SIX MONTHS ENDED JUNE 30                                                   AMOUNT        BENEFIT         AMOUNT
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
1998
Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period       $(1,750)       $  613         $(1,137)
   Reclassification adjustment for (gains) losses
      included in net income                                               2,962        (1,037)          1,925
==================================================================================================================
TOTAL OTHER COMPREHENSIVE INCOME                                          $1,212        $ (424)        $   788
==================================================================================================================
1997
Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period       $(1,476)       $  517         $  (959)
   Reclassification adjustment for (gains) losses
      included in net income                                               1,122          (393)            729
==================================================================================================================
TOTAL OTHER COMPREHENSIVE INCOME                                         $  (354)       $  124         $  (230)
==================================================================================================================

                                      (9)

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




                                      (10)

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

RESULTS OF OPERATIONS:


    The following table summarizes key components of VFL's operating results for the three and six months ended June 30, 1998 and 1997.

---------------------------------------------------------------------------------------------
                                                        THREE MONTHS          SIX MONTHS
PERIOD ENDED JUNE 30                                 1998       1997         1998     1997
---------------------------------------------------------------------------------------------
(In thousands of dollars)
OPERATING SUMMARY
    (excluding realized investment gains/losses):
Revenues:
     Individual premium                             $10,476    $13,671    $ 26,927  $ 29,280
     Group premium                                   62,549     65,021     127,653   135,495
                                                    -------    -------    --------   -------
        Total premiums                               73,025     78,692     154,580   164,775
     Net investment income                            9,032      7,956      17,623    15,261
     Other                                            2,595      1,476       4,156     2,751
                                                    -------    -------     -------   -------
        Total revenues                               84,652     88,124     176,359   182,787
Benefits and expenses                                79,556     84,704     167,119   175,270
                                                    -------    -------     -------   -------
     Operating income before income tax               5,096      3,420       9,240     7,517
Income tax expense                                   (1,805)    (1,214)     (3,325)   (2,668)
                                                    -------    -------     -------   -------
        Net operating income                          3,291      2,206       5,915     4,849
     Net realized investment gains (losses)             989       (132)      2,284     (113)
============================================================================================
        NET INCOME                                  $ 4,280     $2,074     $ 8,199   $ 4,736
============================================================================================

    VFL's revenues, excluding net realized investment gains/losses, were $176.4 million for the first six months of 1998, compared to $182.8 million for the same period in 1997. Premiums were $154.6 million for the six months ended June 30, 1998, compared to $164.8 million for the same period in 1997. For the six month period of 1998, individual premiums decreased by 8.0% to $26.9 million, compared to $29.3 million for the same period in 1997. This decrease is due in part to a decline in individual annuity premiums as CNA's marketing
efforts have shifted to more profitable  products.   Group premiums were $127.7
million for the first six months of 1998, compared to $135.5 million for the same period in 1997. The decrease in group premiums is primarily due to lower Federal Employee Health Benefit Plan (FEHBP) premiums and a reduction in group health premiums. The decrease in FEHBP premiums is a result of improved claim experience upon which the premiums are based and continues the trend from the first quarter of this year.

    Premiums  for the three  months  ended  June 30,  1998 were  $73.0  million, compared to $78.7 million for the same period in 1997. Individual premiums decreased by 23.4% to $10.5 million for the three months ended June 30, 1998, compared to $13.7 million for the same period in 1997. For the three months ended June 30, 1998, group premium decreased to $62.5 million from $65.0 million for the same period in 1997. The decrease in net premiums for the three months ended June 30, 1998 were primarily due to lower premiums for individual annuity and FEHBP business, respectively.
                                      (11)

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

    VFL's investment income for the six months ended June 30, 1998 was $17.6 million, an approximate increase of $2.3 million or 15.5% from the same period for 1997 when investment income was $15.3 million. The increase is attributable to a larger asset base of VFL's investment portfolio generated from increased cash flows from premium growth in 1997. Investment income was $9.0 million and $8.0 million for the three months ended June 30, 1998 and 1997, respectively.

    Benefits and expenses were $167.1 million for the six month period ended June 30, 1998, as compared to $175.3 million for the same period in 1997. The decrease in benefits and expenses was more than offset by the decrease in premiums, as noted above. The increase in pre-tax operating income of $1.7 million to $9.2 million for the six month period ended June 30, 1998 is primarily due to higher net investment income as compared to the same period in 1997.

    Realized investment gains, net of tax, for the first six months ended June 30, 1998 were $2.3 million, compared to net realized investment losses for the same period in 1997 of $0.1 million. Realized investment gains, net of tax, for the three months ended June 30, 1998 were $1.0 million, compared to net realized investment losses of $0.1 million for the same period in 1997. The increase in realized gains is the result of VFL taking advantage of favorable market conditions.

FINANCIAL CONDITION:

    Assets increased approximately $534.6 million from December 31, 1997 to $2,903.1 million as of June 30, 1998. VFL's cash and invested assets increased by approximately $4.3 million from December 31, 1997 to $574.9 million.

    During the first six months of 1998, VFL's stockholder's equity increased by $9.0 million, or 4.2%, to approximately $225.2 million. The increase in stockholder's equity in 1998 is due to net income of approximately $8.2 million and approximately $0.8 million of gains in accumulated other comprehensive
income.   Accumulated  other  comprehensive  income  is  comprised primarily of unrealized gains and losses.

----------------------------------------------------------------------------------------------------------
FINANCIAL POSITION                                                            JUNE 30        DECEMBER 31
                                                                                1998            1997
----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Assets                                                                        $2,903,053     $2,368,426
Stockholder's Equity                                                             225,247        216,260
Accumulated Other Comprehensive Income (Included in Stockholder's Equity)          5,168          4,380
---------------------------------------------------------------------------------------------------------

                                      (12)

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

INVESTMENTS:

    The following table summarizes VFL's investments shown at cost or amortized cost and carrying value at June 30, 1998 and December 31, 1997:

-------------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                     JUNE 30                   DECEMBER 31
                                                  1998         %             1997          %
-------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturity securities:
        U.S. Treasury Securities and
         obligations of government agencies     $292,328      51.8%        $299,066       55.4%
        Asset backed securities                   76,512      13.6           68,612       12.7
        Corporate debt securities                 63,777      11.3           51,355        9.5
        Other debt securities                     24,059       4.3           47,234        8.8
-------------------------------------------------------------------------------------------------
          Total fixed maturity securities        456,676      81.0          466,267       86.4
Common stocks                                        981       0.2              981        0.2
Policy loans                                      70,300      12.5           66,971       12.4
Other invested assets                                524       0.1              579        0.1
Short-term investments                            35,477       6.2            4,597        0.9
-------------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                   $563,958     100.0%        $539,395      100.0%
=================================================================================================
INVESTMENTS AT CARRYING VALUE*                  $573,442                   $545,968
=================================================================================================

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

    VFL's investments in fixed maturity securities are carried at a fair value of $465.1 million at June 30, 1998, compared with $471.7 million at December 31, 1997. At June 30, 1998, net unrealized gains on fixed maturity securities amounted to approximately $8.4 million. This compares with net unrealized gains of approximately $5.4 million at December 31, 1997. The gross unrealized gains and losses for the fixed maturities portfolio at June 30, 1998 were $8.9 million and $0.5 million, respectively, compared to $6.2 million and $0.8 million, respectively, at December 31, 1997.

    VFL's investments in equity securities are carried at a fair value of $2.5 million and $2.3 million at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998, unrealized gains on equity securities amounted to approximately $1.5 million. This compares with unrealized gains of approximately $1.3 million at December 31, 1997. There were no unrealized losses on equity securities at June 30, 1998 and December 31, 1997.

                                      (13)

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

    The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):

-------------------------------------------------------------------------------------------
                                            JUNE 30       %        DECEMBER 31        %
                                             1998                      1997
-------------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and affiliated securities   $296,686      63.8%     $300,676       63.8%
Other AAA rated                               91,273      19.6        75,531       16.0
AA and A rated                                53,070      11.4        61,404       13.0
BBB rated                                     24,039       5.2        27,292        5.8
Below investment grade                            -         -          6,804        1.4
-------------------------------------------------------------------------------------------
     TOTAL                                  $465,068     100.0%     $471,707      100.0%
===========================================================================================

    Included in VFL's fixed maturity securities at June 30, 1998 are $77.5 million of asset-backed securities, consisting of approximately 51.4% in collateralized mortgage obligations (CMOs), 40.2% in corporate mortgage-backed pass-through certificates, 8.1% in corporate asset-backed obligations and 0.3% in U.S. government agency issued pass-through certificates. The majority of CMOs held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

    CMOs are subject to prepayment risk that tends to vary with changes in interest rates. During periods of declining interest rates, CMOs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow. VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. The fair value of asset-backed securities was more than the amortized cost by $0.9 million and $0.1 million at June 30, 1998 and December 31, 1997, respectively. VFL avoids investments in complex mortgage derivatives and does not have any investments in mortgage loans or real estate.

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

    Derivative financial instruments consist of interest rate caps in the general account and purchased options in the Separate Accounts at June 30, 1998. The gross notional or contractual amounts of derivative financial instruments in the general account totaled $50.0 million at both June 30, 1998 and December 31, 1997. The gross notional principal or contractual amounts of derivative financial instruments in the Separate Accounts totaled $1.6 million and $1.5 million at June 30, 1998 and December 31, 1997, respectively.
                                      (14)

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


    The fair value of derivative financial instruments in the general account and Separate Accounts at June 30, 1998 totaled $0.1 million and $0.4 million, respectively. The fair value of derivative financial instruments in the general account and Separate Accounts at December 31, 1997 totaled $0.4 million and $0.3 million, respectively. Net realized losses on derivative financial instruments held in the general account totaled $0.3 million for the period ended June 30, 1998, while net realized gains/losses on derivatives in the Separate Accounts were $0 million for the same period. There were no investments in derivative securities at June 30, 1997.

    High yield securities are bonds rated below investment grade by bond rating agencies, and other unrated securities which, in the opinion of management, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than that of investment grade securities. Returns are expected to compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.3% of total assets as of December 31, 1997. At June 30, 1998, VFL did not hold any high yield bonds.

IMPACT OF YEAR 2000 ON VFL:

    The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. All subsidiaries of CNAF, including VFL, utilize the same systems in conducting day-to-day operations. VFL is in the process of renovating or replacing many of its legacy systems and is upgrading its systems to accommodate business for the year 2000 and beyond. In addition, VFL is checking embedded systems in computer hardware and other infrastructure such as elevators, heating and ventilating systems and security systems. VFL believes that it will be able to resolve the year 2000 issue in a timely manner. VFL's cost to upgrade and replace its systems will be included as part of the total cost incurred by CNAF to replace and upgrade its systems. Based upon its current assessment, CNAF estimates that the total cost to replace and upgrade its systems to accommodate year 2000 processing will be approximately $60 to $70 million. VFL will be allocated its proportionate share of this cost upon completion of the upgrade; however, a reasonable estimate of this cost is not currently available. Due to the interdependent nature of computer systems, VFL may be adversely impacted depending upon whether it or other entities not affiliated with VFL (vendors and business partners) address this issue successfully. To mitigate this impact, CNAF is communicating with its vendors and business partners to coordinate year 2000 conversion. At this time, management is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material to VFL.

LIQUIDITY AND CAPITAL RESOURCES:

    VFL's principal cash flow sources are premiums, investment income, receipts for investment contracts sold and sales and maturities of investment. The primary cash flow uses are payments for claims, policy benefits, payments on matured policyholder contracts and operating expenses.

    For the six months of 1998, VFL's operating activities generated net negative cash flows of $8.3 million, compared with net positive cash flows of $25.0 million for the same period in 1997.
                                      (15)

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

ACCOUNTING STANDARDS:

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, and that the enterprises reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. This Statement will redefine VFL's business segment disclosure.

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

                                      (16)

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONCLUDED

    In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for costs of computer software developed or obtained for internal use and for determining whether computer software is for internal use. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. VFL is currently evaluating the effects of this SOP.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. VFL is currently evaluating the effects of this Statement on its accounting and reporting for derivatives and hedges.

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

                                      (17)

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            PART II OTHER INFORMATION








ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit

                                               Exhibit         Page
                                                Number        Number
                                               -------        ------
(27)  Financial Data Schedule                      27           20




(b)  REPORTS ON FORM 8-K:

         There were no reports on Form 8-K for the three months ended June 30, 1998.



                                      (18)

                       VALLEY FORGE LIFE INSURANCE COMPANY

                      PART II OTHER INFORMATION - CONCLUDED












SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Valley Forge Life Insurance Company



                                   By       \S\ W. JAMES MACGINNITIE
                                            -------------------------------
                                            W. James MacGinnitie
                                            Director, Senior Vice President
                                            and Chief Financial Officer


Date:         August 14, 1998



                                      (19)