Form 10-Q
period 1998-09-30
VALLEY FORGE LIFE INSURANCE CO
filed 1998-11-13
CIK 1007008

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1998 COMMISSION FILE NUMBER 333-1087

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

                                 (312) 822-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -   -

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                             OUTSTANDING AT NOVEMBER 1, 1998
------------------------------                 -------------------------------
Common Stock, Par value $50.00                             50,000


         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      VALLEY FORGE LIFE INSURANCE COMPANY

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
-------------------------------                                         --------


CONDENSED FINANCIAL STATEMENTS:

   BALANCE SHEETS
     SEPTEMBER 30, 1998 (Unaudited) AND DECEMBER 31, 1997...................   3

   STATEMENTS OF OPERATIONS (Unaudited)
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997........   4

   STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997..................   5

   STATEMENTS OF CASH FLOWS (Unaudited)
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997..................   6

   NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
     SEPTEMBER 30, 1998.....................................................   7

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................................  11


PART II.  OTHER INFORMATION
---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................  20

SIGNATURES .................................................................  21

EXHIBIT 27.   FINANCIAL DATA SCHEDULE.......................................  22

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                 BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30    DECEMBER 31
                                                                          1998           1997
                                                                       (Unaudited)
---------------------------------------------------------------------------------------------------
(In thousands of dollars)
ASSETS:
   Investments:
     Fixed maturities available-for-sale (cost: $416,288 and $466,267)  $  436,541    $  471,707
     Equity securities available-for-sale (cost: $981 and $981)              2,573         2,260
     Policy loans                                                           70,630        66,971
     Other invested assets                                                      25           433
     Short-term investments                                                 81,854         4,597
                                                                        ----------    ----------
          Total investments                                                591,623       545,968
   Cash                                                                      1,588        24,565
   Receivables:
     Reinsurance                                                         2,187,784     1,586,471
     Premium and other insurance                                            58,769        65,196
     Less allowance for doubtful accounts                                     (285)         (285)
   Deferred acquisition costs                                              105,304        95,354
   Accrued investment income                                                 7,712         5,245
   Receivables for securities sold                                           1,567           744
   Due from affiliates                                                          -         35,999
   Other                                                                     3,060           228
   Separate Account business                                                53,505         8,941
---------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                  $3,010,627    $2,368,426
===================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                             $2,486,965    $1,906,899
     Claims                                                                116,281        81,242
     Policyholders' funds                                                   41,305        39,928
   Payables for securities purchased                                           408           497
   Federal income taxes payable                                              6,651         5,975
   Deferred income taxes                                                    12,674         4,098
   Due to affiliates                                                         2,081            -
   Commissions and other payables                                           57,259       104,586
   Separate Account business                                                53,505         8,941
                                                                        ----------    ----------
          TOTAL LIABILITIES                                              2,777,129     2,152,166
                                                                        ----------    ----------
Stockholder's Equity
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                 2,500         2,500
   Additional paid-in capital                                               39,150        39,150
   Retained earnings                                                       178,748       170,230
   Accumulated other comprehensive income                                   13,100         4,380
                                                                        ----------    ----------
          TOTAL STOCKHOLDER'S EQUITY                                       233,498       216,260
---------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $3,010,627    $2,368,426
===================================================================================================

               See accompanying Notes to Condensed Financial Statements (Unaudited).




                       VALLEY FORGE LIFE INSURANCE COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
----------------------------------------------------------------------------------------------------
                                                        THIRD QUARTER             NINE MONTHS
PERIOD ENDED SEPTEMBER 30                             1998        1997        1998         1997
----------------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
   Premiums                                          $76,936     $82,622     $231,516    $247,397
   Net investment income                               8,879       7,676       26,502      22,937
   Realized investment gains                             967       1,282        4,480       1,149
   Other                                               1,113       2,151        5,269       4,902
                                                     -------     -------     --------    --------
                                                      87,895      93,731      267,767     276,385
                                                     -------     -------     --------    --------

Benefits and expenses:
   Insurance claims and policyholders' benefits       74,163      78,528      219,544     233,364
   Amortization of deferred acquisition costs          3,465       3,997        8,632       6,817
   Other operating expenses                            9,825       5,164       26,396      22,778
                                                     -------     -------     --------    --------
                                                      87,453      87,689      254,572     262,959
                                                     -------     -------     --------    --------
     Income before income tax                            442       6,042       13,195      13,426
Income tax expense                                       123       2,188        4,677       4,836
-----------------------------------------------------------------------------------------------------
     NET INCOME                                      $   319     $ 3,854     $  8,518    $  8,590
=====================================================================================================

                       See accompanying Notes to Condensed Financial Statements (Unaudited).



                      VALLEY FORGE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                Additional                                Other          Total
                                        Common   Paid-in   Comprehensive   Retained  Comprehensive   Stockholder's
                                        Stock    Capital      Income       Earnings      Income         Equity
--------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance, January 1, 1997               $2,500    $39,150                   $156,900      $   990      $199,540
Comprehensive income:
   Net income                              -          -       $ 8,590         8,590           -          8,590
Other comprehensive income:
   Change in other comprehensive income    -          -         1,891            -         1,891         1,891
                                                              -------
   Total comprehensive income                                 $10,481
                                                              =======

----------------------------------------------------------                 -----------------------------------------
BALANCE,  SEPTEMBER 30, 1997           $2,500    $39,150                   $165,490      $ 2,881      $210,021
==========================================================                 =========================================

Balance, January 1, 1998               $2,500    $39,150                   $170,230      $ 4,380      $216,260
Comprehensive income:
   Net income                              -           -       $ 8,518        8,518           -          8,518
Other comprehensive income:
   Change in other comprehensive income    -           -         8,720           -         8,720         8,720
                                                               -------
   Total comprehensive income                                  $17,238
                                                               =======

----------------------------------------------------------                 -----------------------------------------
BALANCE, SEPTEMBER 30, 1998            $2,500    $39,150                   $178,748      $13,100      $233,498
==========================================================                 =========================================

                           See accompanying Notes to Condensed Financial Statements (Unaudited).


                       VALLEY FORGE LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                        1998           1997
--------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $  8,518      $  8,590
                                                                                    --------      --------
   Adjustments  to  reconcile  net  income  to net  cash  flows  from  operating activities:
     Net realized investment (gains) losses, pre-tax                                  (4,480)       (1,149)
     Amortization of bond discount                                                    (3,684)       (4,676)
     Changes in:
        Insurance receivables, net                                                  (594,886)     (178,867)
        Deferred acquisition costs                                                   (11,832)      (19,175)
        Accrued investment income                                                     (2,467)       (1,392)
        Due from affiliates                                                           38,080       (90,384)
        Federal income taxes                                                             676         2,137
        Deferred income taxes                                                          3,880         3,129
        Insurance reserves                                                           686,506       127,464
        Commissions and other payables                                               (49,988)        6,852
                                                                                    --------      --------
            Total adjustments                                                         61,805      (156,061)
                                                                                    --------      --------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                                  70,323      (147,471)
                                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                                    (253,512)     (170,107)
   Proceeds from fixed maturities:
     Sales                                                                           278,402       186,958
     Maturities, calls and redemptions                                                30,757        19,659
   Change in short-term investments                                                  (75,428)       22,013
   Change in policy loans                                                             (3,659)       (5,599)
   Change in other invested assets                                                       165            -
                                                                                    --------      --------
           NET CASH FLOWS FROM INVESTING ACTIVITIES                                  (23,275)       52,924
                                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts from investment contracts credited to policyholder account balances       47,914        84,121
   Return of policyholder account balances on investment contracts                  (117,939)       (8,850)
                                                                                    --------      --------
           NET CASH FLOWS FROM FINANCING ACTIVITIES                                  (70,025)       75,271
                                                                                    --------      --------
           NET CASH FLOWS                                                            (22,977)      (19,276)
Cash at beginning of period                                                           24,565        24,759
--------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                               $  1,588      $  5,483
==============================================================================================================
Supplemental disclosures of cash flow information:
        Federal income taxes received                                               $     -       $    506
==============================================================================================================

                           See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)



NOTE 1. BASIS OF PRESENTATION:

    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). Loews Corporation owns approximately 85% of the outstanding common stock of CNAF.

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

    The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in VFL's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998, and the information shown below.

    The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1998.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of VFL's management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position, results of operations, and cash flows.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. REINSURANCE:

    VFL assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. VFL utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risk and to minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with VFL's retained amount varying by type of coverage. VFL's reinsurance includes coinsurance, quota share, yearly renewable term and facultative programs. Amounts recoverable from reinsurers are estimated in a manner consistent with the future policy benefits reserves.

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

    In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health earned premiums is from short duration contracts. The effects of reinsurance on premium revenues are shown in the following schedule:

-----------------------------------------------------------------------------------------------
                                                   PREMIUMS                      ASSUMED/NET
                                 ------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30    DIRECT     ASSUMED     CEDED        NET              %
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
1998
   Life                          $480,096   $ 57,725     $482,550     $ 55,271        104%
   Accident and Health              2,747    176,245        2,747      176,245        100
-----------------------------------------------------------------------------------------------
     TOTAL PREMIUMS              $482,843   $233,970     $485,297     $231,516        101%
===============================================================================================
1997
   Life                          $411,979   $ 59,680     $413,443     $ 58,216        103%
   Accident and Health              1,908    189,181        1,908      189,181        100
-----------------------------------------------------------------------------------------------
     TOTAL PREMIUMS              $413,887   $248,861     $415,351     $247,397        101%
===============================================================================================

    Transactions with Assurance,  as part of the pooling agreement  described in
Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $176.7 million for the nine month period ended September 30, 1998 and $77.7 million for the same period in 1997, respectively. Additionally, insurance claims and policyholders' benefits are net of reinsurance recoveries from non-affiliated companies of $132.4 million for the period ended September 30, 1998, and $10.6 million for the same period in 1997.

     Reinsurance receivables reflected on the balance sheet represent amounts due from reinsurers in connection with the cessions of insurance reserves. These balances, which were approximately $2.0 billion and $1.5 billion at September 30, 1998 and December 31, 1997, respectively, are principally due from Assurance pursuant the Reinsurance Pooling Agreement.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 3. LEGAL PROCEEDINGS:

   VFL is party to litigation in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the results of operations or equity of VFL.


NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME:


   Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments by owners and distributions to owners. Other comprehensive income is comprehensive income exclusive of net income. The change in the components of accumulated other comprehensive income (loss) are shown below:


-------------------------------------------------------------------------------------------------------------
                                                                       PRE-TAX    TAX (EXPENSE)      NET
THREE MONTHS ENDED SEPTEMBER 30                                         AMOUNT       BENEFIT        AMOUNT
-------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
1998
Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period    $12,575       $(4,401)       $8,174
   Adjustment for (gains) losses included in net income                  (372)          130          (242)
=============================================================================================================
TOTAL OTHER COMPREHENSIVE INCOME                                      $12,203       $(4,271)       $7,932
=============================================================================================================
Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period    $ 4,076       $(1,427)       $2,649
   Adjustment for (gains) losses included in net income                  (813)          285          (528)
=============================================================================================================
TOTAL OTHER COMPREHENSIVE INCOME                                      $ 3,263       $(1,142)       $2,121
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
                                                                       PRE-TAX     TAX (EXPENSE)     NET
NINE MONTHS ENDED SEPTEMBER 30                                          AMOUNT        BENEFIT       AMOUNT
-------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
1998
Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period    $10,825        $(3,789)       $7,036
   Adjustment for (gains) losses included in net income                 2,590           (906)        1,684
=============================================================================================================
TOTAL OTHER COMPREHENSIVE INCOME                                      $13,415        $(4,695)       $8,720
=============================================================================================================
1997
Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period    $ 2,600        $  (910)       $1,690
   Adjustment for (gains) losses included in net income                   309           (108)          201
=============================================================================================================
TOTAL OTHER COMPREHENSIVE INCOME                                      $ 2,909        $(1,018)       $1,891
=============================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED

NOTE 5. RESTRUCTURING CHARGES:


     In the third quarter of 1998, the Company's ultimate parent, CNAF, recorded pre-tax restructuring and other related charges totaling $220 million. These charges primarily related to a net reduction in the current workforce, the consolidation of certain processing centers, the closing of various facilities, the exiting of certain businesses and the write-off of assets related to these activities. $37 million of these charges related to the Employer Health and Affinity line of business which Assurance decided to exit. VFL's allocation of these charges as a result of the reinsurance pooling agreement with Assurance was $3.7 million.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto found on pages 3 to 10 which contain additional information helpful in evaluating operating results and financial condition.

    Valley Forge Life Insurance Company (VFL) sells a variety of individual and group insurance products. The individual insurance products consist primarily of term, universal life, annuity, variable annuity and variable universal life. Group insurance products include life, accident and health consisting primarily of major medical and hospitalization, variable annuities and pension products, such as guaranteed investment contracts and annuities.

    The operations, assets and liabilities of VFL and its parent, Continental Assurance Company (Assurance), are managed, to a large extent, on a combined basis. Pursuant to a Reinsurance Pooling Agreement, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.


   CNA Financial Corporation (CNAF) is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. CNAF is the ultimate parent of VFL. On August 5, 1998, CNA announced estimates of the financial implications of its initiatives to achieve world-class performance. "World-class performance", as defined by CNA, refers to CNA's intention to position each of its strategic business units (SBUs) as a market leader by sharpening its focus on customers and employing new technology to work smarter and faster. As a result of these initiatives, CNA is reorganizing a number of its SBUs and corporate support areas. Certain of these initiatives will affect VFL.


   In the third quarter of 1998 CNAF recorded a pre-tax restructuring charge and other related charges totaling $220 million. These charges primarily related to a net reduction in the current workforce, the consolidation of certain processing centers, the closing of various facilities and the exiting of certain businesses and the write-offs of assets related to the these activities. $37 million of these charges related to the Employer Health and Affinity line of business which Assurance decided to exit. VFL's allocation of these charges as a result of the reinsurance pooling agreement with Assurance was $3.7 million.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

RESULTS OF OPERATIONS:


    The following table summarizes key components of VFL's operating results for the three and nine months ended September 30, 1998 and 1997.

--------------------------------------------------------------------------------------------------
                                                    THIRD QUARTER            NINE MONTHS
PERIOD ENDED SEPTEMBER 30                         1998         1997       1998        1997
--------------------------------------------------------------------------------------------------
(In thousands of dollars)
OPERATING SUMMARY
    (excluding realized investment gains/losses):
Revenues:
     Individual premium                           $12,346    $14,071      $ 39,273     $ 43,351
     Group premium                                 64,590     68,551       192,243      204,046
                                                  -------    -------      --------     --------
        Total premiums                             76,936     82,622       231,516      247,397
     Net investment income                          8,879      7,676        26,502       22,937
     Other                                          1,113      2,151         5,269        4,902
                                                  -------    -------      --------     --------
        Total revenues                             86,928     92,449       263,287      275,236
Benefits and expenses                              87,453     87,689       254,572      262,959
                                                  -------    -------      --------     --------
     Operating income before income tax              (525)     4,760         8,715       12,277
Income tax benefit (expense)                          216     (1,766)       (3,109)      (4,434)
                                                  --------   -------      --------     --------
        Net operating income                         (309)     2,994         5,606        7,843
Net realized investment gains                         628        860         2,912          747
--------------------------------------------------------------------------------------------------
        NET INCOME                                $   319     $3,854      $  8,518     $  8,590
==================================================================================================

    VFL's revenues, excluding net realized investment gains/losses, were $263.3 million for the first nine months of 1998, compared to $275.2 million for the same period in 1997. Premiums were $231.5 million for the nine months ended September 30, 1998, compared to $247.4 million for the same period in 1997. For the nine month period of 1998, individual premiums decreased by 9.4% to $39.3 million, from $43.4 million for the same period in 1997. This decrease is due in part to a decline in individual annuity premiums as CNA's marketing efforts have shifted to more profitable products. Group premiums were $192.2 million for the first nine months of 1998, compared to $204.0 million for the same period in 1997. The decrease in group premiums is primarily due to lower Federal Employee Health Benefit Plan (FEHBP) premiums and a reduction in group health premiums. The decrease in FEHBP premiums is a result of improved claim experience upon which the premiums are based and continues the trend from the first two quarters of this year.

    Premiums for the three months ended September 30, 1998 were $76.9 million, compared to $82.6 million for the same period in 1997. Individual premiums decreased by 12.3% to $12.3 million for the three months ended September 30, 1998, from $14.1 million for the same period in 1997. For the three months ended September 30, 1998, group premium decreased to $64.6 million from $68.6 million for the same period in 1997. The decrease in net premiums for the three months ended September 30, 1998 were primarily due to lower premiums for individual annuity and FEHBP business.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


    VFL's investment income for the nine months ended September 30, 1998 was $26.5 million, an approximate increase of $3.6 million or 15.5% to $22.9 million for the same period in 1997. The increase is primarily attributable to a larger asset base of VFL's investment portfolio generated from increased cash flows from premium growth in 1997. Investment income was $8.9 million and $7.7 million for the three months ended September 30, 1998 and 1997, respectively.

Benefits and expenses were $254.6 million for the nine month period ended September 30, 1998, as compared to $263.0 million for the same period in 1997. Benefits and expenses for the three months and nine months ended September 30, 1998 include $3.7 million related to restructuring charges that were taken during the quarter. The decrease in benefits and expenses was related to the decrease in premiums, as noted above.

    The decrease in pre-tax operating income of $3.6 million to $8.7 million for the nine month period ended September 30, 1998 is primarily due to the charge taken in the third quarter related to restructuring.

    Realized investment gains, net of tax, for the first nine months ended September 30, 1998 were $2.9 million, compared to net realized investment gains for the same period in 1997 of $0.7 million. Realized investment gains, net of tax, for the three months ended September 30, 1998 were $0.6 million, compared to net realized investment gains of $0.9 million for the same period in 1997.

FINANCIAL CONDITION:

---------------------------------------------------------------------------------------------------
FINANCIAL POSITION                                                  SEPTEMBER 30    DECEMBER 31
                                                                         1998          1997
---------------------------------------------------------------------------------------------------
(In thousands of dollars)
Assets                                                                $3,010,627    $2,368,426
Cash and invested assets                                                 593,211       570,533
Stockholder's equity                                                     233,498       216,260
Net unrealized investment gains included in stockholder's equity          13,100         4,380
---------------------------------------------------------------------------------------------------

     Assets increased approximately $642.2 million from December 31, 1997 to $3,010.6 million as of September 30, 1998. VFL's cash and invested assets increased by approximately $22.7 million from December 31, 1997 to $593.2 million. Ceded insurance reserves, included in reinsurance receivables, totaled $2,187.8 million at September 30, 1998, an increase of $601.3 million from December 31, 1997. This increase is caused by a change in some of VFL's reinsurance contracts to coinsurance.

     During the first nine months of 1998, VFL's stockholder's equity increased by $17.2 million, or 8.0%, to approximately $233.5 million. The increase in stockholder's equity in 1998 is due to net income of approximately $8.5 million and an approximate $8.7 million increase in accumulated other comprehensive income. Accumulated other comprehensive income is comprised primarily of unrealized gains and losses.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

INVESTMENTS:

    The following table summarizes VFL's investments shown at cost or amortized cost and carrying value at September 30, 1998 and December 31, 1997:

---------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                  SEPTEMBER 30              DECEMBER 31
                                                 1998         %           1997        %
---------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturity securities:
        U.S. Treasury Securities and
        obligations of government agencies     $247,298       43.3%     $299,066      55.4%
        Asset backed securities                  83,343       14.6        68,612      12.7
        Corporate debt securities                62,456       11.0        51,355       9.5
        Other debt securities                    23,191        4.1        47,234       8.8
---------------------------------------------------------------------------------------------
          Total fixed maturity securities       416,288       73.0       466,267      86.4
Common stocks                                       981        0.2           981       0.2
Policy loans                                     70,630       12.4        66,971      12.4
Other invested assets                               505        0.1           579       0.1
Short-term investments                           81,854       14.3         4,597       0.9
---------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                   $570,258     100.0%     $539,395     100.0%
=============================================================================================
INVESTMENTS AT CARRYING VALUE*                  $591,623                $545,968
=============================================================================================

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

    VFL's investments in fixed maturity securities are carried at a fair value of $436.5 million at September 30, 1998, compared with $471.7 million at December 31, 1997. At September 30, 1998, net unrealized gains on fixed maturity securities amounted to approximately $20.3 million. This compares with net unrealized gains of approximately $5.4 million at December 31, 1997. The gross unrealized gains and losses for the fixed maturities portfolio at September 30, 1998 were $20.8 million and $0.5 million, respectively, compared to $6.2 million and $0.8 million, respectively, at December 31, 1997.

    VFL's investments in equity securities are carried at their fair value of $2.6 million and $2.3 million at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998, unrealized gains on equity securities amounted to approximately $1.6 million. This compares with unrealized gains of approximately $1.3 million at December 31, 1997. There were no unrealized losses on equity securities at September 30, 1998 and December 31, 1997.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

    The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):

--------------------------------------------------------------------------------------
                                           SEPTEMBER 30     %     DECEMBER 31    %
                                               1998                   1997
--------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and affiliated securities     $282,690    64.8%   $300,676     63.8%
Other AAA rated                                 76,944    17.6      75,531     16.0
AA and A rated                                  52,744    12.1      61,404     13.0
BBB rated                                       24,163     5.5      27,292      5.8
Below investment grade                               0       -       6,804      1.4
--------------------------------------------------------------------------------------
     TOTAL                                    $436,541   100.0%   $471,707    100.0%
======================================================================================

    Included in VFL's fixed maturity securities at September 30, 1998 are $86.1 million of asset-backed securities, consisting of approximately 56.2% in collateralized mortgage obligations (CMOs), 26.4% in U.S. government agency issued pass-through certificates 10.3% in corporate mortgage-backed pass-through certificates and 7.1% in corporate asset-backed obligations. The majority of CMOs held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

    CMOs are subject to prepayment risk that tends to vary with changes in interest rates. During periods of declining interest rates, CMOs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow. VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. The fair value of asset-backed securities was more than the amortized cost by $2.8 million and $0.1 million at September 30, 1998 and December 31, 1997, respectively. VFL avoids investments in complex mortgage derivatives and does not have any investments in mortgage loans or real estate.

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

    Derivative financial instruments consist of interest rate caps in the general account and purchased options in the Separate Accounts at September 30, 1998. The gross notional or contractual amounts of derivative financial instruments in the general account totaled $50.0 million at both September 30, 1998 and December 31, 1997. The gross notional principal or contractual amounts of derivative financial instruments in the Separate Accounts totaled $1.6 million and $1.5 million at September 30, 1998 and December 31, 1997, respectively.

    The fair value of derivative financial instruments in the general account and Separate Accounts at September 30, 1998 totaled $25.0 thousand and $0.4 million, respectively. The fair value of derivative financial instruments in the general account and Separate Accounts at December 31, 1997 totaled $0.4 million and $0.3 million, respectively. Net realized losses on derivative financial instruments held in the general account totaled $0.4 million for the period

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

ended September 30, 1998, while net realized gains on derivatives in the Separate Accounts were $0.1 million for the same period. There were no investments in derivative securities at September 30, 1997.

    High yield securities are bonds rated below investment grade by bond rating agencies, and other unrated securities which, in the opinion of management, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than that of investment grade securities. Returns are intended to compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.3% of total assets as of December 31, 1997. At September 30, 1998, VFL did not hold any high yield bonds.

LIQUIDITY AND CAPITAL RESOURCES:

    VFL's principal cash flow sources are premiums, investment income, receipts for investment contracts sold and sales and maturities of investment. The primary cash flow uses are payments for claims, policy benefits, payments on matured policyholder contracts, purchases of investment securities and operating expenses.

    For the nine months of 1998, VFL's operating activities generated net positive cash flows of $70.3 million, compared with net negative cash flows of $147.5 million for the same period in 1997.

    Management believes that future liquidity needs will be met primarily by cash generated from operations. Net cash flows from operations are generally invested in marketable securities. Investment strategies employed by VFL consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

IMPACT OF YEAR 2000 ON VFL:

    The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. All subsidiaries of CNAF, including VFL, utilize the same systems in conducting day-to-day operations. VFL is in the process of renovating or replacing many of its legacy systems and is upgrading its systems to accommodate business for the year 2000 and beyond. In addition, VFL is checking embedded systems in computer hardware and other infrastructure such as elevators, heating and ventilating systems and security systems. VFL's cost to upgrade and replace its systems will be included as part of the total cost incurred by CNAF to replace and upgrade its systems. To date, 89% of CNAF's planned hours have been expended, and a similar percentage of milestones have been completed.

     Approximately 81% of CNA's internal systems have been internally tested so far and will be running in a production environment by December 1, 1998. This deadline allows a full year for shake-out of already tested and implemented Year 2000 remediated systems, as well as for detection of any previously unidentified problems and for interacting with business partners and vendors that are still working on making their programs Year 2000 ready.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

    Based upon its current assessment, CNAF estimates that the total cost to replace and upgrade its systems to accommodate year 2000 processing will be approximately $60.0 to $70.0 million. VFL will be allocated its proportionate share of this cost upon completion of the upgrade. As of September 30, 1998, approximately $48.0 million has been spent. The historical costs include some limited amounts for costs incurred prior to 1997. However, prior to 1997, VFL did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, VFL's hardware costs are typically included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent will be financed from current operating funds.

     VFL believes that it will be able to resolve the year 2000 issue in a timely manner. However, due to the interdependent nature of computer systems, VFL may be adversely impacted depending upon whether it or other entities not affiliated with VFL (vendors and business partners) address this issue successfully. To mitigate this impact, VFL is communicating with its vendors and business partners to coordinate year 2000 conversion. CNAF has already sent Year 2000 information packages to more than 12,000 independent agents to encourage them to become Year 2000 ready in time. CNAF has also sent Year 2000 information to almost 300,000 business policyholders to increase their awareness of the Year 2000 issue. Similar information packages have been sent to healthcare providers, lawyers and others with whom we have business relationships. Because of the interdependent nature of the issue, VFL cannot be sure that there will not be a disruption in its business.

     VFL has also developed business resumption plans to ensure that it is able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed within each business unit and support organization to include appropriate recovery processes and use of alternative vendors. More than 200 strategies have been developed to address recovery plans for approximately 400 processes. These plans are being updated quarterly.

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

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes disclosure requirements for pension and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The Statement also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement changes disclosure only and does not address measurement or recognition. It is effective for fiscal years beginning after December 15, 1997. VFL has no employees; however, expenses are allocated to VFL for services provided by Continental Casualty Company employees. VFL is currently evaluating the effects of this Statement on its benefit plan disclosures.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONCLUDED


   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. VFL is currently evaluating the effects of this Statement on its accounting and reporting for derivatives and hedges.


FORWARD-LOOKING STATEMENTS

    When included in management's discussion and analysis, the words "believes," "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in financial markets (interest rate, credit, currency, commodities and stocks) changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings, and various other matters, many of which are beyond VFL's control. See the Company's discussions elsewhere in this report on how these risks may affect VFL. These forward-looking statements speak only as of the date of this report. VFL expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in VFL's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            PART II OTHER INFORMATION








ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit

                                            Exhibit                  Page
                                             Number                 Number

(27)  Financial Data Schedule                  27                     22



(b)  REPORTS ON FORM 8-K:

         There were no reports on Form 8-K for the three months ended September 30, 1998.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                      PART II OTHER INFORMATION - CONCLUDED





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Valley Forge Life Insurance Company


                                           By   S/W. James MacGinnitie
                                                -------------------------------
                                                W. James MacGinnitie
                                                Director, Senior Vice President
                                                and Chief Financial Officer


Date:         November 12, 1998