Form 10-K405
period 1998-12-31
VALLEY FORGE LIFE INSURANCE CO
filed 1999-03-31
CIK 1007008

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934.


FOR THE YEAR ENDED DECEMBER 31, 1998             COMMISSION FILE NUMBER 333-1083


                           --------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY

             (Exact name of registrant as specified in its charter)


            PENNSYLVANIA                              23-6200031
      (State or other jurisdiction of                (IRS Employer
      Incorporation or organization)                 Identification No.)


            CNA PLAZA
         CHICAGO, ILLINOIS                               60685
 (Address of principal executive offices)               (Zip Code)



                                 (312) 822-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
        Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ |X|]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

    As of December 31, 1998, 50,000 shares of Common Stock (all held by the parent, Continental Assurance Company) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)
(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY


                             FORM 10-K ANNUAL REPORT


                      FOR THE YEAR ENDED DECEMBER 31, 1998

 Item                                                                                                     Page
Number                                               PART I                                              Number
------                                                                                                   ------
   1           Business..........................................................................           3
   2           Properties........................................................................           5
   3           Legal Proceedings.................................................................           5
   4           Submission of Matters to a Vote of Security Holders...............................           5

                                                    PART II
   5           Market for Registrant's Common Stock and
                 Related Stockholder Matters.....................................................           7
   6           Selected Financial Data...........................................................           7
   7           Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...........................................................           8
  7A            Market Risk......................................................................          16
   8           Financial Statements and Supplementary Data.......................................          21
   9           Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure..........................................          43

                                                   PART III
  10           Directors and Executive Officers of the Registrant................................          43
  11           Executive Compensation............................................................          43
  12           Security Ownership of Certain Beneficial Owners and Management....................          43
  13           Certain Relationships and Related Transactions....................................          43

                                                    PART IV
  14           Financial Statements, Schedules, Exhibits and Reports on Form 8-K.................          44

                                     PART I

ITEM 1.  BUSINESS

    Valley Forge Life Insurance Company (VFL) was incorporated under the laws of the Commonwealth of Pennsylvania on August 9, 1956. VFL is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). CNAF is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. Loews Corporation owns approximately 85% of the outstanding common stock of CNAF.

    VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life, pension and accident and health, consisting primarily of major medical and hospitalization. VFL also markets a portfolio of variable products, including annuity and universal life products. These products offer policyholders the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

COMPETITION

    VFL is engaged in a business that is highly competitive due to the large number of stock and mutual life insurance companies and other entities marketing insurance products. VFL also faces competition from financial institutions that market mutual funds as an alternative for investors. The combined operations of VFL and Assurance compete for both producers and customers and Assurance and VFL must continuously allocate resources to refine and improve insurance products and services. There are approximately 1,600 companies selling life insurance (including health insurance and pension products) in the United States. The combined companies of VFL and Assurance rank as the thirty-second largest life insurance organization based on 1997 consolidated net written premiums.

 REGULATION

    VFL is subject to the laws of the Commonwealth of Pennsylvania governing insurance companies and to the regulations of the Pennsylvania Department of Insurance (Insurance Department). Regulation by the Insurance

Department includes periodic examination to determine, among other items, contract liabilities and reserves so that the Insurance Department may certify that these items are correct. VFL's books and accounts are subject to review by the Insurance Department at all times.

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

    Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed as a result of insolvency of other insurers. The assessments are based on formulas, subject to prescribed limits, and are intended to fund the benefits and continuation of coverage for policyholders of the insolvent insurers. Most of these laws provide that an assessment may be excused or deferred if it would threaten an insurer's own solvency.

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

    The RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy below which insurance departments would take action is defined as the Company Action Level. As of December 31, 1998, VFL's capital exceeds the Company Action Level.

CERTAIN AGREEMENTS

    VFL is party to the Reinsurance Pooling Agreement with Assurance which was previously mentioned and is also discussed in the Notes to VFL's Financial Statements, included herein. In addition, VFL is party to the CNA Intercompany Expense Agreement whereby expenses incurred by CNAF and each of its subsidiaries are allocated to the appropriate companies. All acquisition and underwriting expenses allocated to VFL are further subject to the Reinsurance Pooling Agreement with Assurance, so that acquisition and underwriting expenses recognized by VFL are ten percent of the acquisition and underwriting expenses of the combined pool. For information regarding expenses pursuant to the CNA Intercompany Expense Agreement see Note 9 of the Notes to Financial Statements.

REINSURANCE

    Information as to VFL's reinsurance business is set forth in Note 8 of the Financial Statements.

EMPLOYEE RELATIONS

    At December 31, 1998, VFL had no employees as it has contracted with Casualty for services provided by Casualty employees. Casualty has experienced satisfactory labor relations and has never had work stoppages due to labor disputes.

BUSINESS SEGMENTS

    Information as to VFL's business segments is set forth in Note 11 of the Financial Statements.

INVESTMENTS

    Information as to VFL's investments is set forth in Note 2 of the Financial Statements.

ITEM 2.  PROPERTIES

    VFL does not own or directly lease any office space. VFL reimburses Casualty for its proportionate share of office facilities.

ITEM 3.  LEGAL PROCEEDINGS

    Information as to VFL's legal proceedings is set forth in Note 10 of the Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (C) OF FORM 10-K.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT




                                   POSITION AND
                                   OFFICES HELD
                NAME              WITH REGISTRANT        AGE           PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
                ----              ---------------        ---           -------------------------------------------

       Dennis H. Chookaszian    Chairman of the          55           Chairperson of the Executive Committee of CNA
                                Board and Chief                       Financial Corporation since February 1999.
                                Executive Officer*                    Chairman of the Board and Chief Executive Officer
                                                                      of CNA's insurance subsidiaries (CNA) from
                                                                      September 1992 until February 1999.  Prior
                                                                      thereto, Mr. Chookaszian was President and Chief
                                                                      Operating Officer of CNA.  Mr. Chookaszian has
                                                                      served as a Director of the Registrant from April
                                                                      1978 until February 1999.

       Philip L. Engel          President and            58           President of CNA since September 1992. Prior
                                Director**                            thereto, Mr. Engel was Executive Vice President of
                                                                      CNA.  Mr. Engel has served as a Director of
                                                                      Registrant since September 1992.

       Bernard L. Hengesbaugh   Executive Vice           52           Chairman of the Board and Chief Executive Officer
                                President and                         of Registrant since February 1999. Executive Vice
                                Chief Operating                       President and Chief Operating Officer of CNA from
                                Officer and                           February 1998 until February 1999.  Prior thereto,
                                Director***                           Mr. Hengesbaugh was Senior Vice President of CNA
                                                                      since November 1990. Director of the Registrant
                                                                      since April 1998.

       Peter E. Jokiel          Senior Vice              51           Senior Vice President of CNA since November 1990.
                                President                             Chief Financial Officer of CNA from November 1990
                                                                      through October 1997.  Mr. Jokiel served as a
                                                                      Director of the Registrant from July 1992 through
                                                                      October 1997.

       Jonathan D. Kantor       Senior Vice              43           Senior Vice President, Secretary and General
                                President,                            Counsel of CNA since April 1997.  Group Vice
                                Secretary, General                    President of CNA since April 1994. Mr. Kantor has
                                Counsel and                           served as a Director of the Registrant since April
                                Director                              1997.

       W. James MacGinnitie     Senior  Vice             60           Senior Vice President and Chief Financial Officer
                                President, Chief                      of CNA since October 1997.  From 1994 through
                                Financial Officer                     1997, Mr. MacGinnitie was a partner at Ernst &
                                and Director                          Young.  Prior thereto, Mr. MacGinnitie was a
                                                                      principal with Tillinghast.  Mr. MacGinnitie has
                                                                      served as a Director of the Registrant since
                                                                      October 1997.

       William H. Sharkey, Jr.  Senior Vice              50           Senior Vice President of CNA since January 1994.
                                President and                         Prior thereto, Mr. Sharkey was Senior Vice
                                Director****                          President of Cigna Healthcare from October 1991
                                                                      through February 1994.  Mr. Sharkey has served as
                                                                      a Director of the Registrant since November 1994.

       John M.  Squarok         Group Vice               46           Group Vice President of CNA since July 1998.
                                President and Director                Prior thereto, Mr. Squarok was Chief Financial
                                                                      Officer of various businesses of  GE Capital from
                                                                      August 1988 until July 1998.  Director since
                                                                      August 1998.

Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.

      *Mr. Chookaszian resigned effective February 9, 1999.


     **Mr. Engel plans to  retire effective September 1999.


    ***Mr. Hengesbaugh was elected Chairman of the Board and Chief Executive
       Officer effective February 9, 1999.

   ****Mr. Sharkey resigned effective March 26, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

(a)      There is no established public trading market for VFL's common stock.

(b)      Assurance owns all of the common stock of VFL.

(c) VFL has declared no cash dividends on its common stock in 1997, 1998 or 1999 through the date of filing this Form 10-K.



ITEM 6.  SELECTED FINANCIAL DATA

    OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (A) OF FORM 10-K.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). CNAF is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. Loews Corporation owns approximately 85% of the outstanding common stock of CNAF.

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

    VFL, along with its parent Assurance, markets and underwrites insurance products designed to satisfy the life, health and retirement needs of individuals and groups. The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life, accident and health, consisting primarily of major medical and hospitalization and pension products. VFL and Assurance also market a portfolio of variable products, including annuity and universal life products. These variable products offer policyholders the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

    CNA finalized and approved a restructuring plan in August 1998. In conjunction with this plan, Assurance incurred $39 million in restructuring and other related charges, of which, approximately $29 million related to costs incurred to exit the Employer Health and Affinity lines of business. Such costs represent Assurance's estimate of losses in connection with fulfilling the remaining obligation under contracts related to these lines of business. Other costs included employee severance and outplacement charges and lease termination and fixed asset write downs. VFL assumed 10 % of these charges by virtue of the Reinsurance Pooling Agreement.

RESULTS OF OPERATIONS

    The following table summarizes VFL's operating results for each of the last three years:


-------------------------------------------------------------------------------------------------------
Year Ended December 31                                       1998            1997             1996
-------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Operating Revenues (excluding realized
  investment gains/losses):
     Premiums                                               $ 315,599        $ 332,172       $ 325,486
     Net investment income                                     35,539           29,913          29,312
     Other                                                      7,959            6,872           8,217
                                                            ---------        ---------       ---------
        Total operating revenues                              359,097          368,957         363,015
Benefits and expenses                                         349,520          352,530         342,039
                                                            ---------        ---------       ---------
     Operating income before income tax                         9,577           16,427          20,976
Income tax expense                                             (3,153)          (5,827)         (7,358)
                                                            ---------        ---------       ---------
     Net operating income (excluding realized
        investment gains/losses)                                6,424           10,600          13,618
     Realized investment gains, net of income tax              11,029            2,730           3,101
-------------------------------------------------------------------------------------------------------
        NET INCOME                                           $ 17,453        $  13,330       $  16,719
=======================================================================================================



    VFL's revenues, excluding net realized investment gains/losses, declined 2.7% to $359.1 million for 1998 as compared to $369.0 million for 1997 and were down 1.1% from $363.0 million for 1996. Premiums for 1998 decreased 5.0% to $315.6 million as compared to $332.2 million for 1997 and were down 3.0% from 1996 premiums of $325.5 million. The decrease was due, in part, to VFL's share of lower Federal Employee Health Benefit Plan (FEHBP), group health premiums and an increased use of reinsurance on the individual life term products. The decrease in FEHBP premiums is a result of improved claim experience upon which the premiums are based. The reduction in group health premiums is due to Assurance's decision to exit its Employer Health and Affinity line of business. Individual fixed annuity premiums also declined in 1998, as a result of marketing efforts focusing on more profitable products.

    VFL's investment income increased from $29.9 million in 1997 to $35.5 million in 1998. Both years were higher than 1996's investment income of $29.3 million. Investment income increases during the past three years were driven by VFL's investment portfolio growth during these years. Additionally, despite a falling interest rate environment during 1998, investment income was enhanced by investment allocation decisions. Primarily, assets were moved from government bonds to higher yielding securities throughout the year.

FINANCIAL CONDITION

    Assets totaled nearly $3.0 billion at December 31, 1998, an increase of 26% over 1997. VFL's cash and invested assets of $622.5 million increased by $52.0 million, or 9%, over the 1997 level of $570.5 million.

    VFL's stockholder's equity was $263.8 million at December 31, 1998, compared to $216.3 million and $199.5 million at December 31, 1997 and 1996, respectively. The increase in stockholder's equity in 1998 was primarily due to a $30.0 million capital contribution received from Assurance during December 1998. The capital contribution was made to rebalance Assurance's and VFL's relative capital adequacy, as measured by RBC formulae; however, the contribution was not required to exceed the RBC Company Action Level. Also contributing to the 1998 increase in stockholders equity were net income of $17.4 million and a $0.1 million increase in net unrealized investment gains. The increase in stockholder's equity in 1997 was due to net income of $13.3 million and a $3.4 million increase in net unrealized investment gains.


----------------------------------------------------
                                       Stockholder's
                            Assets         Equity
----------------------------------------------------
(In thousands of dollars)
December 31, 1998        $ 2,991,429    $    263,820
December 31, 1997        $ 2,368,426    $    216,260
December 31, 1996        $ 1,980,802    $    199,540
December 31, 1995        $ 1,641,438    $    195,472
December 31, 1994        $ 1,447,122    $    156,196


INVESTMENTS

    The following table summarizes VFL's investments shown at cost and carrying value for each of the last two years:


DISTRIBUTION OF INVESTMENTS
-------------------------------------------------------------------------------------------
December 31                                    1998         %           1997         %
-------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturities:
    U.S. Treasury securities and
     obligations of government agencies      $ 223,743      36.6 %    $ 299,066      55.4 %
   Asset backed securities                     109,207      17.8         68,612      12.7
   Other debt securities                       121,685      19.9         98,589      18.3
                                             ---------   -------      ---------   -------
    Total fixed maturities                     454,635      74.3        466,267      86.4
Common stocks                                      981       0.2            981       0.2
Policy loans                                    74,150      12.1         66,971      12.4
Other invested assets                              485       0.1            579       0.1
Short-term investments                          81,418      13.3          4,597       0.9
-------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                $ 611,669     100.0 %    $ 539,395     100.0 %
============================================================================================
INVESTMENTS AT CARRYING VALUE*               $ 618,787                $ 545,968
============================================================================================

* As reported in the Balance Sheet

    The operations, assets and liabilities of VFL and Assurance are managed on a combined basis. The investment portfolio of VFL and Assurance is managed to maximize after-tax investment return while minimizing credit risks, with investments concentrated in high quality securities to support insurance underwriting operations. The investment portfolio is segregated for the purpose of supporting policy liabilities for universal life, annuities and other interest sensitive products.

    VFL has the ability to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of VFL's asset/liability management strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations, or other similar factors. Accordingly, the fixed maturities are classified as available-for-sale. See Note 2 of the Financial Statements for further information.

    VFL's investments in fixed maturities are carried at a fair value of $460.5 million at December 31, 1998, compared with $471.7 million at December 31, 1997. At December 31, 1998, net unrealized gains on fixed maturities amounted to approximately $5.9 million. This compares with net unrealized gains of approximately $5.4 million at December 31, 1997. The gross unrealized gains and losses for the fixed maturities portfolio at December 31, 1998 were $6.9 million and $1.0 million, respectively, compared to $6.2 million and $0.8 million, respectively, at December 31, 1997. Fluctuations from year-to-year are primarily due to changes in interest rates. VFL's investments in equity securities are carried at a fair value of $2.2 million at December 31, 1998, compared with $2.3 million at December 31, 1997. At December 31, 1998, unrealized gains on equity securities amounted to approximately $1.2 million. This compares with unrealized gains of approximately $1.3 million at December 31, 1997. There were no unrealized losses on equity securities as of December 31, 1998 and 1997.



    The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):

-------------------------------------------------------------------------------------------
December 31                              1998          %           1997          %
-------------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and agency securities   $ 270,600      58.8 %    $ 300,676      63.8 %
Other AAA rated                            76,258      16.5         75,531      16.0
AA and A rated                             53,528      11.6         61,404      13.0
BBB rated                                  54,241      11.8         27,292       5.8
Below investment grade                      5,889       1.3          6,804       1.4
-------------------------------------------------------------------------------------------
  TOTAL                                 $ 460,516     100.0 %    $ 471,707     100.0 %
===========================================================================================

    The fair value of VFL's fixed maturities at December 31, 1998, includes $110.2 million of asset-backed securities, consisting of approximately 44% in collateralized mortgage obligations (CMOs), 42% in U.S. government and agency issued pass-through certificates, 9% in corporate mortgage-backed pass-through certificates and 5% in corporate asset-backed obligations. The majority of CMOs held are actively traded in liquid markets and are priced by broker-dealers.

    CMOs are subject to prepayment risk that tends to vary with changes in interest rates. During periods of declining interest rates, CMOs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow. VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. Net unrealized gains on CMOs amounted to approximately $1.0 million and $0.1 million at December 31, 1998 and 1997, respectively. VFL avoids investments in complex mortgage derivatives and does not have any investments in mortgage loans or real estate.

    VFL invests from time to time in certain derivative financial instruments primarily to reduce its exposure to market risk. See Notes 1 and 3 of VFL's Financial Statements for further information regarding derivatives.

    High yield securities are bonds rated below investment grade by bond rating agencies, and other unrated securities which, in the opinion of management, are of a quality comparable to below investment grade (below BBB). High yield securities generally involve a greater degree of risk than that of investment grade securities. Returns are expected to compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.2% and 0.3% of total assets as of December 31, 1998 and 1997, respectively.

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

 Legal/Regulatory Risk

    Legal/regulatory risk is the risk that changes in the legal or regulatory environment in which VFL operates will create additional expenses not anticipated by VFL in pricing its products or that VFL will experience advertent or inadvertent compliance problems that require significant expenditure to remedy, or that diminish business prospects. Regulatory initiatives, tax law changes, new legal theories or insolvency of other insurance companies, through guaranty fund assessments, may create costs for the insurer beyond those currently recorded in the financial statements. VFL mitigates this risk by offering a wide range of products and by operating throughout the United States, thus reducing its exposure to any single product or region, and also by employing underwriting practices which identify and minimize the adverse impact of legal risk.

Impact of Year 2000 on VFL

    The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates after 1999. Such malfunctions could lead to business delays and disruptions. VFL does not maintain any systems. Instead, it relies on the systems of CNAF, third party vendors and other business partners. CNAF, on behalf of VFL, has a plan under which it reviews periodically the progress that these parties are making on this issue. To date, CNAF has certified internally as Year 2000-ready all of the internal systems used by VFL.

    CNAF has also received statements of Year 2000 compliance from certain key business partners. VFL management believes that the systems on which it relies do not have any significant remaining exposure to the Year 2000 issue and, therefore VFL does not have material exposure to the Year 2000 issue. However, due to the interdependent nature of computer systems, there may be an adverse impact on VFL if its business partners fail to address the Year 2000 issue successfully. To mitigate this impact, if any, CNAF on behalf of itself and VFL is communicating with its business partners to coordinate Year 2000 conversion. In addition, CNAF has developed business resumption plans to ensure that it and VFL are able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed to include appropriate recovery processes and use of alternative vendors.

    CNAF estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing will be approximately $60 million to $70 million. As of December 31, 1998, CNAF has spent approximately $59 million on Year 2000 readiness matters. VFL is allocated its proportionate share of this cost.

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

    For the year ended December 31, 1998, VFL's operating activities utilized cash of $5.2 million, compared with net positive cash flows of $20.5 million in 1997 and $136.8 million use of cash in 1996. The use of cash by operating activities in 1998 is primarily the result of increased insurance receivables' balances and deferred acquisition costs, combined with cash used to reduce commissions and other payables. The net positive cash flows from operations in 1997 are due, in large part, to the collection of certain receivables from affiliates and higher revenues generated by the increase in premium volume. Although VFL's 1998 operations required the use of cash, VFL believes that future liquidity needs will be met primarily by cash generated from operations. Net cash flows from operations are primarily invested in marketable securities. Investment strategies employed by VFL consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

    Cash flow from financing activities include a $30.0 million capital contribution received from Assurance during December 1998.

ACCOUNTING STANDARDS

Accounting by Insurance and Other Enterprises for Insurance-Related Assessments

    In December 1997, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The effects of this SOP will result in VFL recording a pre-tax charge in the first quarter of 1999 between $0.2 million and $0.5 million as a cumulative effect of a change in accounting principal. This change represents VFL's share of the combined pool's total charges.

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

    In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and will be adopted in the first quarter of 1999. VFL is currently evaluating the effects of this SOP.

Accounting for Derivative Instruments and Hedging Activities

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. VFL is currently evaluating the effects of this Statement on its accounting and reporting for derivative securities and hedging activities.

Reporting on the Costs of Start-Up Activities

    In April 1998, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. SOP 98-5 is effective for financial statements in 1999. Initial application of this SOP should be reported as a change in accounting principle, and will, accordingly, involve a cumulative adjustment. VFL does not expect the adoption of the SOP to have a significant impact on the operations or equity of VFL.

Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk

    In October 1998, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued SOP 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This guidance excludes long-duration life and health insurance contracts from its scope. This Statement is effective for financial statements in the year 2000, with early adoption encouraged. VFL is currently evaluating the effects of this SOP.

ITEM 7A.     MARKET RISK

    Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument. Market risk is inherent to all financial instruments, and accordingly, VFL's risk management policies and procedures include all market risk sensitive financial instruments.

    According to the Securities and Exchange Commission (SEC) disclosure rules, discussions regarding market risk focus on only one element of market risk--change in price levels. Price levels can be affected by changes in interest rates, equity prices, foreign exchange rates or other factors that relate to volatility of the interest rates, index or price of the underlying financial instrument. VFL's primary market risk exposures are due to changes in interest rates, although VFL has certain exposures to changes in equity prices and foreign currency exchange rates.

    Active management of market risk is integral to VFL's operations. VFL may use the following tools to manage its exposure to market risk within tolerable ranges: 1) change the character of future investments purchased or sold, 2) use derivatives to offset the market behavior of existing assets and liabilities or assets expected to be purchased and liabilities to be incurred, or 3) rebalance its existing asset and liability portfolios.

    For purposes of this disclosure, market risk sensitive instruments are divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading.

    Interest Rate Risk: VFL has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. VFL attempts to mitigate its exposure to interest rate risk through active portfolio management. VFL may also reduce this risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. This exposure is also offset by VFL's asset/liability duration matching strategy.

    Equity Price Risk: VFL is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments which derive their value from such securities or indexes. VFL attempts to mitigate its security specific risk by limiting its investment in any one security or index.

    Foreign Exchange Risk: Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. VFL has foreign exchange exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. VFL's foreign transactions are primarily denominated in Canadian Dollars. This exposure is mitigated by VFL's asset/liability matching strategy and through the use of forwards for those instruments, which are not matched.

    Sensitivity Analysis: CNA monitors its sensitivity to interest rate risks by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous parallel change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on VFL's market value at risk and the resulting effect on stockholder's equity. The analysis presents the sensitivity of the market value of VFL's financial instruments to selected changes in market rates and prices. The range of changes selected reflects VFL's view of changes, which are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as VFL's prediction of future market events, but rather an illustration of the impact of such events. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on VFL's income or stockholder's equity. Further, the computations do not reflect any actions CNA would undertake in response to changes in interest rates.

    The sensitivity analysis modeled an instantaneous increase and decrease in market interest rates of 100 and 150 basis points from their levels at December 31, 1998 with all other variables held constant. A 100 and 150 basis point increase in market interest rates would result in a pre-tax decrease in the net financial instrument position of $32.5 million and $47.8 million, respectively. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $34.8 million and $53.0 million, respectively.

    Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard & Poor's 500 Index (the Index) from its level of December 31, 1998 with all other variables held constant. VFL's equity holdings were assumed to be perfectly positively correlated with the Index. A 10% and 25% decrease in the Index would result in a $5.8 million and $14.6 million decrease, respectively, in the market rate of VFL's equity investments. Of these amounts, $5.6 million and $13.9 million, respectively, would be offset by decreases in liabilities to customers under variable annuity contracts. Similarly, increases in the Index would result in like increases in the market value of VFL's equity investments and increases in liabilities to customers under variable annuity contracts.

    The sensitivity analysis also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 1998, with all other variables held constant. A 10% and 20% strengthening of the U.S. dollar versus other currencies would result in decreases of $1.1 million and $2.2 million in the market value of financial instruments that are denominated in foreign currencies. Weakening of the U.S. dollar versus all other currencies would result in like increases in the market value of financial instruments that are denominated in foreign currencies.

    The following table reflects the estimated effects on the market value of VFL's financial instruments due to an increase in interest rates of 100 basis points, a 10% decline in the S&P 500 index, and a decline of 10% in foreign currency exchange rates.



--------------------------------------------------------------------------------------
December 31, 1998                          Market   Interest     Currency     Equity
                                            Value   Rate Risk      Risk        Risk
--------------------------------------------------------------------------------------
(In thousands of dollars)
Held for Trading Purposes
 General Account:
   Interest Rate Caps                      $    115   $     40    $    -      $      -
 Separate Accounts:
   Other derivative securities                  474          -         -           (47)
--------------------------------------------------------------------------------------
         Total trading securities               589         40         -           (47)
--------------------------------------------------------------------------------------
Held for Other Than Trading Purposes
 General Account:
   Fixed maturity securities                460,516    (32,461)     (1,111)        -
   Equity securities                          2,218        -           -          (222)
   Short term investments                    81,418        (22)        -           -
--------------------------------------------------------------------------------------
        Total general account               544,152    (32,483)     (1,111)       (222)
--------------------------------------------------------------------------------------
 Separate Accounts Business:
   Fixed maturity securities                    247         (7)        -           -
   Equity securities                         55,577        -           -        (5,558)
   Short term investments                    17,446        -           -           -
--------------------------------------------------------------------------------------
        Total separate accounts business     73,270         (7)        -        (5,558)
--------------------------------------------------------------------------------------
        Total securities held for other
             than trading purposes          617,422    (32,490)     (1,111)     (5,780)
--------------------------------------------------------------------------------------
        Total all securities               $618,011   $(32,450)   $ (1,111)   $ (5,827)
======================================================================================

    The following table reflects the estimated affects on the market value of VFL's financial instruments due to an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 index, and a decline of 20% in foreign currency exchange rates.

-----------------------------------------------------------------------------------------
December 31, 1998                            Market    Interest     Currency     Equity
                                              Value    Rate Risk      Risk        Risk
-----------------------------------------------------------------------------------------
(In thousands of dollars)
Held for Trading Purposes
 General Account:
   Interest Rate Caps                      $    115    $     70     $      -    $      -
 Separate Accounts:
   Other derivative securities                  474           -            -        (118)
-----------------------------------------------------------------------------------------
         Total trading securities               589          70            -        (118)
-----------------------------------------------------------------------------------------
Held for Other Than Trading Purposes
 General Account:
   Fixed maturity securities                460,516     (47,820)      (2,222)          -
   Equity securities                          2,218           -            -        (555)
   Short term investments                    81,418         (33)           -           -
-----------------------------------------------------------------------------------------
        Total general account               544,152     (47,853)      (2,222)       (555)
-----------------------------------------------------------------------------------------
 Separate Accounts Business:
   Fixed maturity securities                    247         (11)           -           -
   Equity securities                         55,577           -            -     (13,894)
   Short term investments                    17,446           1            -           -
-----------------------------------------------------------------------------------------
        Total separate accounts business     73,270         (10)           -     (13,894)
-----------------------------------------------------------------------------------------
        Total securities held for other
            than trading purposes           617,422     (47,863)      (2,222)    (14,449)
-----------------------------------------------------------------------------------------
        Total all securities               $618,011     (47,793)    $ (2,222)   $(14,567)
=========================================================================================

FORWARD-LOOKING STATEMENTS


    The statements contained in this management's discussion and analysis that are not historical facts, are forward-looking statements. When included in this management's discussion and analysis, the words "believe," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with VFL; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and stocks or in the value of specific investments held by VFL); changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings; rating agency policies and practices; the results of financing efforts; the actual closing of contemplated transactions and agreements and various other matters and risks (many of which are beyond VFL's control) detailed in VFL's Securities and Exchange Commission filings. These forward-looking statements speak only as of the date of this annual report. VFL expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in VFL's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report..............................................22
Balance Sheet, December 31, 1998 and 1997.................................23
Statement of Operations, three years ended December 31, 1998..............24
Statement of Stockholder's Equity, three years ended December 31, 1998....25
Statement of Cash Flows, three years ended December 31, 1998..............26
Notes to Financial Statements.............................................27


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Valley Forge Life Insurance Company

    We have audited the accompanying balance sheets of Valley Forge Life Insurance Company (a wholly-owned subsidiary of Continental Assurance Company, which is a wholly-owned subsidiary of Continental Casualty Company, a wholly-owned subsidiary of CNA Financial Corporation, an affiliate of Loews Corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Valley Forge Life Insurance Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Chicago, Illinois
February 10, 1999

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                 BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------
December, 31                                                                          1998             1997
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
ASSETS:
   Investments:
     Fixed maturities available-for-sale (amortized cost: $454,635 and $466,267)   $   460,516        $ 471,707
     Equity securities available-for-sale (cost: $981 and $981)                          2,218            2,260
     Policy loans                                                                       74,150           66,971
     Other invested assets                                                                 485              433
     Short-term investments                                                             81,418            4,597
                                                                                   ------------       ---------
          TOTAL INVESTMENTS                                                            618,787          545,968
   Cash                                                                                  3,750           24,565
   Receivables:
     Reinsurance                                                                     2,119,897        1,586,471
     Premium and other insurance                                                        54,690           65,196
     Less allowance for doubtful accounts                                                  (26)            (285)
   Deferred acquisition costs                                                          111,963           95,354
   Accrued investment income                                                             7,721            5,245
   Receivables for securities sold                                                           -              744
   Due from affiliates                                                                       -           35,999
   Other                                                                                   902              228
   Separate Account business                                                            73,745            8,941
---------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                             $ 2,991,429      $ 2,368,426
===============================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                                        $ 2,438,305      $ 1,906,899
     Claims                                                                             93,001           81,242
     Policyholders' funds                                                               42,746           39,928
   Payables for securities purchased                                                       370              497
   Federal income taxes payable                                                          6,468            5,975
   Deferred income taxes                                                                 6,213            4,098
   Due to affiliates                                                                     1,946                -
   Commissions and other payables                                                       64,815          104,586
   Separate Account business                                                            73,745            8,941
                                                                                   ------------     -----------
          TOTAL LIABILITIES                                                          2,727,609        2,152,166
                                                                                   ------------     -----------
Commitments and contingent liabilities -- Notes 8 and 10                                     -                -
Stockholder's Equity
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                             2,500            2,500
   Additional paid-in capital                                                           69,150           39,150
   Retained earnings                                                                   187,683          170,230
   Accumulated other comprehensive income                                                4,487            4,380
                                                                                   ------------     -----------
          TOTAL STOCKHOLDER'S EQUITY                                                   263,820          216,260
---------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $ 2,991,429      $ 2,368,426
===============================================================================================================

                 See accompanying Notes to Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                  1998              1997              1996
----------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
   Premiums                                                              $315,599          $332,172          $325,486
   Net investment income                                                   35,539            29,913            29,312
   Realized investment gains                                               16,967             4,200             4,771
   Other                                                                    7,959             6,872             8,217
                                                                         ---------         ---------         ---------
                                                                          376,064           373,157           367,786
                                                                         ---------         ---------         ---------
Benefits and expenses:
   Insurance claims and policyholders' benefits                           301,900           307,207           304,840
   Amortization of deferred acquisition costs                              11,807            11,818             1,177
   Other operating expenses                                                35,813            33,505            36,022
                                                                         ---------         ---------         ---------
                                                                          349,520           352,530           342,039
                                                                         ---------         ---------         ---------
     Income before income tax                                              26,544            20,627            25,747
Income tax expense                                                          9,091             7,297             9,028
----------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $ 17,453          $ 13,330          $ 16,719
======================================================================================================================

                 See accompanying Notes to Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

----------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                             Additional                               Other           Total
                                   Common     Paid-in    Comprehensive   Retained  Comprehensive   Stockholder's
                                   Stock      Capital       Income       Earnings     Income          Equity
----------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance, December 31, 1995         $ 2,500    $39,150                   $140,181    $ 13,641         $195,472
Comprehensive income:
Net income                               -          -     $ 16,719        16,719           -           16,719
Other comprehensive loss                 -          -      (12,651)            -     (12,651)         (12,651)
                                                          --------
Total comprehensive income                                $  4,068
                                                          ========
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996           2,500     39,150                    156,900         990          199,540
Comprehensive income:
Net income                               -          -     $ 13,330        13,330           -           13,330
Other comprehensive income               -          -        3,390             -       3,390            3,390
                                                          ========
Total comprehensive income                                $ 16,720
                                                          ========
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997           2,500     39,150                    170,230       4,380          216,260
Capital contribution from Assurance      -     30,000                          -           -           30,000
Comprehensive income:
Net income                               -          -     $ 17,453        17,453           -           17,453
Other comprehensive income               -          -          107             -         107              107
                                                          --------
Total comprehensive income                                $ 17,560
                                                          ========
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998         $ 2,500    $69,150                   $187,683    $  4,487         $263,820
================================================================================================================

                 See accompanying Notes to Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------
December 31                                                           1998       1997        1996
----------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $  17,453  $  13,330   $  16,719
   Adjustments to reconcile net income to net cash flows from operating activities:
     Deferred income tax provision                                     2,115      2,581       3,309
     Realized investment gains                                       (16,967)    (4,200)     (4,771)
     Amortization of bond discount                                    (4,821)    (2,438)     (4,922)
     Changes in:
        Insurance receivables, net                                  (522,920)  (269,787)   (254,549)
        Deferred acquisition costs                                   (16,746)   (20,765)    (23,989)
        Accrued investment income                                     (2,476)      (300)       (258)
        Due to/from affiliates                                        37,945     31,500     (62,563)
        Federal income taxes payable                                     493      2,151       4,399
        Insurance reserves                                           541,560    221,252     198,239
        Commissions and other payables and other                     (40,861)    47,212      (8,376)
                                                                 -----------------------------------
            Total adjustments                                        (22,678)     7,206    (153,481)
                                                                 -----------------------------------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                  (5,225)    20,536    (136,762)
                                                                 -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                    (744,431)  (464,361)   (535,263)
   Proceeds from fixed maturities:
     Sales                                                           741,277    278,459     530,828
     Maturities, calls and redemptions                                33,635     45,442      36,726
   Purchases of equity securities                                         (5)    (1,334)       (728)
   Proceeds from sale of equity securities                                 5      2,447       1,306
   Change in short-term investments                                  (73,233)    39,301      (2,851)
   Change in policy loans                                             (7,179)    (6,704)     (4,259)
   Change in other invested assets                                       (82)      (580)          -
   Other, net                                                              -          -          72
                                                                 -----------------------------------
          NET CASH FLOWS FROM INVESTING ACTIVITIES                   (50,013)  (107,330)     25,831
                                                                 -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts for investment contracts credited to
          policyholder accounts                                       30,007    111,478      98,091
   Return of policyholder account balances on investment
          contracts                                                  (25,584)   (24,878)     (4,504)
   Capital contribution from Affiliate                                30,000          -           -
                                                                 -----------------------------------
          NET CASH FLOWS FROM FINANCING ACTIVITIES                    34,423     86,600      93,587
                                                                 -----------------------------------
          NET CASH FLOWS                                             (20,815)      (194)    (17,344)
Cash at beginning of period                                           24,565     24,759      42,103
----------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                              $   3,750  $  24,565   $  24,759
====================================================================================================
Supplemental disclosures of cash flow information:
        Federal income taxes paid                                  $   6,651    $ 2,488     $ 1,965
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

    VFL markets and underwrites insurance products designed to satisfy the life, health and retirement needs of individuals and groups. Products available in individual policy form include annuities as well as term and universal life insurance. Products available in group policy form include life, pension, accident and health.

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 1. - (CONTINUED)

    Future policy benefit reserves- Reserves for traditional life insurance products (whole and term life products) are computed based upon the net level premium method using actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions include a margin for adverse deviation and generally vary by plan, age at issue and policy duration. Interest rates range from 3% to 9%, and mortality, morbidity and withdrawal assumptions reflect VFL and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses beyond the premium paying period. Reserves for universal life-type contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 4.30% to 7.25% for the three years ended December 31, 1998.

    Claim reserves- Claim reserves include provisions for reported claims in the course of settlement and estimates of unreported losses based upon past experience.

    Reinsurance- In addition to the Pooling Agreement with Assurance, VFL also assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. VFL utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with VFL's retained amount varying by type of coverage. VFL's reinsurance includes coinsurance, yearly renewable term and facultative programs. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability.

    Deferred acquisition costs- Life acquisition costs are capitalized and amortized based on assumptions consistent with those used for computing policy benefit reserves. Acquisition costs on traditional life business are amortized over the assumed premium paying periods. Universal life and annuity acquisition costs are amortized in proportion to the present value of the estimated gross profits over the products' assumed durations. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred policy acquisition costs had those gains or losses actually been realized, the related unamortized deferred policy acquisition costs are recorded as an adjustment of the unrealized gains or losses included in stockholder's equity.

INVESTMENTS

    Valuation of investments- VFL classifies its fixed maturities and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in net investment income.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 1. - (CONTINUED)

    Policy loans are carried at unpaid balances. Short-term investments, which have an original maturity of one year or less, are carried at amortized cost that approximates market value. VFL has no real estate or mortgage loans.

    VFL accounts for its derivative securities under the fair value method. Under this method the derivative securities are recorded at fair value at the reporting date and changes in fair value are reflected in realized investment gains and losses. VFL's derivatives are made up of interest rate caps and purchased options and are classified as other invested assets.

    Investment gains and losses- All securities transactions are recorded on the trade date. Realized investment gains and losses are determined on the basis of the cost of the specific securities sold. Unrealized investment gains and losses on fixed maturities and equity securities are reflected as part of stockholder's equity, net of applicable deferred income taxes and deferred acquisition costs. Investments are written down to estimated fair values and losses are charged to income when a decline in value is considered to be other than temporary.

    Securities lending activities- VFL has a securities lending program were securities are loaned to third parties, primarily major brokerage firms. Borrowers of these securities must deposit 100% of the fair value of the securities if the collateral is cash, or 102%, if the collateral is securities. Cash deposits from these transactions are invested in short-term investments (primarily commercial paper). VFL continues to receive the interest on the loaned debt securities, as beneficial owner, and accordingly, loaned debt securities are included within fixed maturity securities. VFL had no securities on loan at December 31, 1998 or 1997.

    Separate Account business- VFL writes certain variable annuity contracts and universal life policies. The supporting assets and liabilities of these contracts and policies are legally segregated and reflected as assets and liabilities of Separate Account business. Substantially all assets of the Separate Account business are carried at fair value. Separate Account liabilities are principally obligations due to contractholders and are carried at contract values.

INCOME TAXES

    The provision for income taxes includes deferred taxes, resulting from temporary differences between the financial statement and tax return basis of assets and liabilities under the liability method. Temporary differences primarily relate to insurance reserves, deferred acquisition costs, investment valuation differences, and net unrealized investment gains/losses.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. INVESTMENTS:



NET INVESTMENT INCOME
--------------------------------------------------------------------------------------------
Year Ended December 31                                     1998         1997        1996
--------------------------------------------------------------------------------------------
(In thousands of dollars)
     Fixed maturities:
     Taxable bonds                                          $ 27,150    $ 20,669   $ 21,597
Equity securities                                                 72          72         59
Policy loans                                                   4,760       4,264      3,669
Short-term investments                                         3,803       4,885      4,197
Other                                                            105         201         12
                                                            --------------------------------
                                                              35,890      30,091     29,534
Investment expense                                               351         178        222
--------------------------------------------------------------------------------------------
          NET INVESTMENT INCOME                             $ 35,539    $ 29,913   $ 29,312
============================================================================================


ANALYSIS OF INVESTMENT GAINS (LOSSES)
--------------------------------------------------------------------------------------------------
Year Ended December 31                                              1998       1997       1996
--------------------------------------------------------------------------------------------------
(In thousands of dollars)
Realized investment gains (losses):
   Fixed maturities                                                 $ 16,907   $ 3,333   $  4,123
   Equity securities                                                       -     1,021        578
   Other                                                                  60      (154)        70
                                                                    ------------------------------
                                                                      16,967     4,200      4,771
Income tax expense                                                    (5,938)   (1,470)    (1,670)
                                                                    ------------------------------
        Net realized investment gains                                 11,029     2,730      3,101
                                                                    ------------------------------
Change in net unrealized investment gains (losses):
   Fixed maturities                                                      441     5,806    (20,726)
   Equity securities                                                     (42)     (607)     1,263
   Separate Account business and other                                  (235)       20          -
                                                                    ------------------------------
                                                                         164     5,219    (19,463)
Deferred income tax (expense) benefit                                    (57)   (1,829)     6,812
                                                                    ------------------------------
        Change in net unrealized investment gains (losses)               107     3,390    (12,651)
--------------------------------------------------------------------------------------------------
        NET REALIZED AND UNREALIZED INVESTMENT GAINS (LOSSES)       $ 11,136   $ 6,120   $ (9,550)
==================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. - (CONTINUED)



SUMMARY OF GROSS REALIZED INVESTMENT GAINS (LOSSES)
FOR FIXED MATURITIES AND EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------
Year Ended December 31                   1998                         1997                        1996
                             ----------------------------------------------------------------------------------------
                                 FIXED         EQUITY         Fixed         Equity         Fixed         Equity
                               MATURITIES    SECURITIES     Maturities    Securities    Maturities     Securities
---------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Proceeds from sales           $ 741,277         $    5       $ 278,459    $   2,447    $ 530,828      $ 1,306
=====================================================================================================================

Gross realized gains          $  17,604         $   --       $   4,793    $   1,113    $   7,927      $   578
Gross realized losses              (697)            --          (1,460)         (92)      (3,804)          --
---------------------------------------------------------------------------------------------------------------------
     NET REALIZED GAINS
        ON SALES              $  16,907         $   --       $   3,333    $   1,021    $   4,123      $   578
=====================================================================================================================


ANALYSIS OF NET UNREALIZED INVESTMENT GAINS (LOSSES)
INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------
December 31                                              1998                            1997
                                            -------------------------------   ---------------------------
                                              GAINS     LOSSES      Net        Gains    Losses    Net
---------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturities                              $ 6,926   $ (1,045)  $ 5,881     $ 6,227   $ (787) $ 5,440
Equity securities                               1,237          -     1,237       1,279        -    1,279
Separate Account business and other                 -       (215)     (215)         20        -       20
---------------------------------------------------------------------------------------------------------
                                              $ 8,163   $ (1,260)    6,903     $ 7,526   $ (787)   6,739
                                              ==================               ================
Deferred income tax expense                                         (2,416)                       (2,359)
---------------------------------------------------------------------------------------------------------
     NET UNREALIZED INVESTMENT GAINS                               $ 4,487                       $ 4,380
=========================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. - (CONTINUED)


SUMMARY OF INVESTMENTS IN FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE FOR SALE
--------------------------------------------------------------------------------------------------------
(In thousands of dollars)                                            GROSS         GROSS
                                                      AMORTIZED   UNREALIZED    UNREALIZED     MARKET
December 31, 1998                                        COST        GAINS         LOSSES      VALUE
--------------------------------------------------------------------------------------------------------
U.S. Treasuries and obligations of government agencies   $ 223,743      $ 1,601     $  563     $ 224,781
Asset-backed securities                                    109,207        1,163        180       110,190
Corporate securities                                        98,466        2,512         81       100,897
Other debt securities                                       23,219        1,650        221        24,648
                                                         -----------------------------------------------
     Total fixed maturities                                454,635        6,926      1,045       460,516
Equity securities                                              981        1,237          -         2,218
--------------------------------------------------------------------------------------------------------
     TOTAL                                               $ 455,616      $ 8,163     $1,045     $ 462,734
========================================================================================================
December 31, 1997
U.S. Treasuries and obligations of government agencies   $ 299,066      $ 2,073     $  711     $ 300,428
Asset-backed securities                                     68,612          147         74        68,685
Corporate securities                                        72,431        2,384          2        74,813
Other debt securities                                       26,158        1,623          -        27,781
                                                         -----------------------------------------------
     Total fixed maturities                                466,267        6,227        787       471,707
Equity securities                                              981        1,279          -         2,260
--------------------------------------------------------------------------------------------------------
     Total                                               $ 467,248      $ 7,506     $  787     $ 473,967
========================================================================================================


SUMMARY OF INVESTMENTS IN FIXED MATURITIES BY CONTRACTUAL MATURITY
-------------------------------------------------------------------------------------------------------
                                                                                         1998
-------------------------------------------------------------------------------------------------------
                                                                               AMORTIZED       MARKET
December 31                                                                      COST          VALUE
-------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Due in one year or less                                                        $  7,507       $  7,508
Due after one year through five years                                           111,381        112,434
Due after five years through ten years                                           45,393         46,494
Due after ten years                                                             181,146        183,891
Asset-backed securities not due at a single maturity date                       109,208        110,189
-------------------------------------------------------------------------------------------------------
     Total                                                                     $454,635       $460,516
=======================================================================================================


    Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

    There are no investments, other than equity securities, that have not produced income for the years ended December 31, 1998 and 1997. There are no equity investments in a single issuer that when aggregated exceed 10% of stockholder's equity.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    In the normal course of business, VFL invests in various financial assets, incurs various financial liabilities, and enters into agreements involving derivative securities, including off-balance sheet financial instruments.

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

    All non-financial instruments such as deferred acquisition costs, reinsurance receivables, deferred income taxes and insurance reserves are excluded from fair value disclosure. Thus, the total fair value amounts cannot be aggregated to determine the underlying economic value of VFL.

    The carrying amounts reported in the balance sheet approximate fair value for cash, short-term investments, accrued investment income, receivables for securities sold, payables for securities purchased and certain other assets and other liabilities because of their short-term nature. Accordingly, these financial instruments are not listed in the table below. The carrying amounts and estimated fair values of VFL's other financial instrument assets and liabilities are listed below:


                                                          1998                       1997
                                              -------------------------------------------------------
                                                CARRYING      ESTIMATED      Carrying    Estimated
December 31                                      AMOUNT       FAIR VALUE      Amount     Fair Value
-----------------------------------------------------------------------------------------------------
(In thousands of dollars)
FINANCIAL ASSETS
   Investments:
     Fixed maturities                             $ 460,516      $ 460,516    $ 471,707    $ 471,707
     Equity securities                                2,218          2,218        2,260        2,260
     Policy loans                                    74,150         72,148       66,971       63,756
     Other                                              485            485          433          433
   Separate Account business:
     Fixed maturities                                   247            247        3,198        3,198
     Mutual funds                                    55,577         55,577        5,233        5,233
     Other                                              340            340          305          305
FINANCIAL LIABILITIES
   Premium deposits and annuity contracts           332,665        312,979      266,093      247,567
=====================================================================================================

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

           Valuation techniques to determine fair value of Separate Account business assets consist of discounted cash flows and quoted market prices of (a) the investments or (b) comparable instruments. The fair value of Separate Account business liabilities approximates their carrying value.

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

    Derivative financial instruments consist of interest rate caps in the general account and purchased options in the Separate Accounts at December 31, 1998. The gross notional principal or contractual amounts of derivative financial instruments in the general account at December 31, 1998 and 1997 totaled $50 million. The gross notional principal or contractual amounts of derivative financial instruments in the Separate Accounts totaled $1.5 million at December 31, 1998 and 1997. The contract or notional amounts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

    The fair values associated with derivative financial instruments are generally affected by interest rates, equity stock prices and foreign exchange rates. The credit exposure associated with these instruments is generally limited to the unrealized fair value of the instruments and will vary based on the credit worthiness of the counterparties. The risk of default depends on the creditworthiness of the counterparty to the instrument. Although VFL is exposed to the aforementioned credit risk, it does not expect any counterparty to fail to perform as contracted based on the creditworthiness of the counterparties. Due to the nature of the derivative securities, VFL does not require collateral.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 3. - (CONTINUED)

    The fair value of derivatives generally reflects the estimated amounts that VFL would receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of VFL's derivatives. For securities not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle, or quoted market prices of comparable instruments. The fair value of derivative financial assets (liabilities) in the general account and Separate Accounts at December 31, 1998 totaled $0.1 million and $0.5 million, respectively, and compares to $0.4 million and $0.3 million, respectively, at December 31, 1997. Net realized gains (losses) on derivative financial instruments held in the general account and Separate Accounts totaled ($0.2) million and $0.1 million, respectively, for the year ended December 31, 1998. Net realized losses on derivative financial instruments held in the general account totaled $0.1 million for the year ended December 31, 1997, while net realized losses on derivatives in the Separate Accounts were negligible for the same period.

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

NOTE 4.  STATUTORY CAPITAL AND SURPLUS (UNAUDITED):

    Statutory capital and surplus and net income for VFL are determined in accordance with accounting practices prescribed or permitted by the Pennsylvania Insurance Department. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners as well as state laws, regulations, and general administrative rules. VFL has no material permitted accounting practices. VFL had statutory net losses of $8.1 million, $1.0 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The statutory net losses for 1998, 1997 and 1996 were primarily due to the immediate expensing of acquisition costs which were substantial and a result of sales of individual life and annuity products. Under GAAP, such costs are capitalized and amortized to income over the duration of these contracts. Statutory capital and surplus for VFL was $147.1 million, and $125.3 million at December 31, 1998 and 1997, respectively.

    The payment of dividends by VFL to Assurance without prior approval of the Pennsylvania Insurance Department is limited to formula amounts. As of December 31, 1998, dividends of approximately $14.7 million was not subject to prior Insurance Department approval.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME:

    Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments by, and distributions to, the stockholder. Other comprehensive income (loss) is comprehensive income exclusive of net income. The change in the components of accumulated other comprehensive income (loss) are shown in the following tables.

------------------------------------------------------------------------------------------------------------------
                                                                         Pre-tax          Tax (Expense)
Year Ended December 31, 1998                                             Amount             Benefit     Net Amount
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net unrealized gains on investment securities:
  Net unrealized holding gains arising during the period                 $  3,756         $ (1,314)     $  2,442
  Adjustment for (gains) losses included in net income                     (3,592)           1,257        (2,335)
------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income                                         $    164         $    (57)     $    107
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                                         Pre-tax          Tax (Expense)
Year Ended December 31, 1997                                             Amount             Benefit     Net Amount
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net unrealized gains on investment securities:
  Net unrealized holding gains (losses) arising during the period        $  6,447         $ (2,256)     $  4,191
  Adjustment for (gains) losses included in net income                     (1,228)             427          (801)
------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income                                         $  5,219         $ (1,829)     $  3,390
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                                         Pre-tax          Tax (Expense)
Year Ended December 31, 1996                                             Amount             Benefit     Net Amount
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net unrealized gains (losses) on investment securities:
  Net unrealized holding gains (losses) arising during the period        $ (5,822)        $  2,038      $ (3,784)
  Adjustment for (gains) losses included in net income                    (13,641)           4,774        (8,867)
------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Loss                                           $(19,463)        $  6,812      $(12,651)
==================================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 6. BENEFIT PLANS:

    VFL has no employees as it has contracted with Casualty for services provided by Casualty employees. As Casualty is a wholly-owned subsidiary of CNAF, all Casualty employees are covered by CNAF's Benefit Plans. The plans are discussed below.

PENSION PLAN

    CNAF has noncontributory pension plans covering all full-time employees age 21 or over that have completed at least one year of service. While the benefits for the plans vary, they are generally based on years of credited service and the employee's highest sixty consecutive months of compensation. Casualty is included in the CNA Employees' Retirement Plan and VFL is allocated its proportionate share of these expenses. The net pension cost allocated to VFL was $1.1 million, $4.0 million and $3.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

    CNAF provides certain health and dental care benefits for eligible retirees through age 64, and provides life insurance and reimbursement of Medicare Part B premiums for all eligible retired persons. CNAF funds benefit costs principally on the basis of current benefit payments.

    Net postretirement benefit cost allocated to VFL was $0.5 million, $2.1 million and $1.3 million for the years ended December 31, 1998, 1997, and 1996, respectively.

SAVINGS PLAN

    Casualty is included in the CNA Employees' Savings Plan, which is a contributory plan that allows employees to make regular contributions of up to 6% of their salary. VFL is allocated its proportionate share of CNA Employees' Savings Plan expenses. CNAF contributes an amount equal to 70% of the employee's regular contribution. Employees may also make an additional contribution of up to 10% of their salaries for which there is no matching contribution by CNAF. CNAF contributions allocated to and expensed by VFL for the Savings Plan were $0.2 million in 1998 and 1997, and $1.0 million in 1996.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 7.  INCOME TAXES:

    VFL is taxed under the provisions of the Internal Revenue Code, as applicable to life insurance companies, and is included along with Assurance, its parent company, which is ultimately included in the consolidated Federal income tax return of Loews. The Federal income tax provision of VFL generally is computed on a stand-alone basis, as if VFL was filing its own separate tax return.

    VFL maintains a special tax memorandum account designated as the "Shareholder's Surplus Account." Dividends from this account may be distributed to the shareholder without resulting in any additional tax. The amount in the Shareholder's Surplus Account was $156.3 million and $121.8 million at December 31, 1998 and 1997, respectively.

    Significant components of VFL's deferred tax liabilities as of December 31, 1998 and 1997 are shown in the table below:


December 31                                              1998          1997
------------------------------------------------------------------------------
(In thousands of dollars)
Insurance reserves                                     $ 26,880      $ 24,961
Deferred acquisition costs                              (37,729)      (33,374)
Investment valuation                                      3,693         6,129
Net unrealized gains                                     (2,416)       (2,359)
Receivables                                               1,009        (2,486)
Other, net                                                2,350         3,031
------------------------------------------------------------------------------
     NET DEFERRED TAX LIABILITIES                      $ (6,213)     $ (4,098)
==============================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 7. - (CONTINUED)


    At December 31, 1998, gross deferred tax assets and liabilities amounted to $35.5 million and $41.7 million, respectively. Gross deferred tax assets and liabilities, at December 31, 1997, amounted to $35.1 million and $39.2 million, respectively.

    The components of income tax expense are as follows:

--------------------------------------------------------------------------------------------------
Year Ended December 31                                      1998           1997           1996
--------------------------------------------------------------------------------------------------
(In thousands of dollars)
Current tax expense                                        $ 7,033        $ 4,716         $ 5,719
Deferred tax expense                                         2,058          2,581           3,309
==================================================================================================
     TOTAL INCOME TAX EXPENSE                              $ 9,091        $ 7,297         $ 9,028
==================================================================================================


 A reconciliation of the statutory federal income tax rate on income is as follows:

----------------------------------------------------------------------------------------------------------------------
                                                          % OF                       % of                     % of
                                                         PRETAX                     Pretax                   Pretax
Year Ended December 31                      1998         INCOME          1997       Income      1996         Income
----------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Income taxes at statutory rates              $ 9,290       35.0         $ 7,219      35.0      $ 9,011         35.0
Other                                           (199)      (0.8)             78       0.4           17          0.1
----------------------------------------------------------------------------------------------------------------------
     INCOME TAX AT EFFECTIVE RATES           $ 9,091       34.2         $ 7,297      35.4      $ 9,028         35.1
======================================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 8. REINSURANCE:

    The ceding of insurance does not discharge primary liability of VFL. VFL places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. For carriers that are not authorized reinsurers in VFL's state of domicile, VFL receives collateral, primarily in the form of bank letters of credit. Such collateral totaled approximately $0.1 million at both December 31, 1998 and 1997.

    In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health earned premiums is from short duration contracts. The effects of reinsurance on premium revenues are shown in the following table:

---------------------------------------------------------------------------------------------------
                                                      PREMIUMS                         ASSUMED/NET
                                -------------------------------------------------------------------
YEAR ENDED DECEMBER 31            DIRECT       ASSUMED         CEDED          NET          %
---------------------------------------------------------------------------------------------------
(In thousands of dollars)
1998
   Life                           $ 687,644     $  78,156      $ 690,541     $  75,259     104%
   Accident and Health                4,158       240,340          4,158       240,340     100
                               ------------- -------------  ------------- -------------------------
     Total premiums               $ 691,802     $ 318,496      $ 694,699     $ 315,599     101%
                               ============= =============  ============= =========================
1997
   Life                           $ 564,891     $  81,502      $ 567,217     $  79,176     103%
   Accident and Health                2,776       252,996          2,776       252,996     100
                               ------------- -------------  ------------- -------------------------
     Total premiums               $ 567,667     $ 334,498      $ 569,993     $ 332,172     101%
                               ============= =============  ============= =========================
1996
   Life                           $ 422,700     $  72,718      $ 424,907     $  70,511     103%
   Accident and Health                1,080       254,975          1,080       254,975     100
-------------------------------------------- -------------  ------------- -------------------------
     Total premiums               $ 423,780     $ 327,693      $ 425,987     $ 325,486     101%
===================================================================================================

    Transactions with Assurance, as part of the Pooling Agreement described in
Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $263.4 million, $116.2 million and $43.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, benefits and expenses for insurance claims and policyholder benefits are net of reinsurance recoveries from non-affiliated companies of $203.4 million, $77.8 million and $7.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    Reinsurance receivables reflected on the balance sheets are amounts recoverable from reinsurers who have assumed a portion of the Company's insurance reserves. These balances are principally due from Assurance pursuant the Reinsurance Pooling Agreement.

                       VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 8. - (CONTINUED)

The impact of reinsurance, including transactions with Assurance, on life insurance in force is shown in the following schedule:

----------------------------------------------------------------------------------------------
                                         LIFE INSURANCE IN FORCE                 ASSUMED/NET
                           -------------------------------------------------------------------
                              DIRECT       ASSUMED       CEDED         NET            %
----------------------------------------------------------------------------------------------
(In thousands of dollars)
December 31, 1998              $ 224,615    $ 32,253     $ 230,734     $ 26,134      123.4%
December 31, 1997              $ 166,308    $ 25,557     $ 168,353     $ 23,512      108.7
December 31, 1996              $ 108,126    $ 22,085     $ 109,873     $ 20,338      108.6
==============================================================================================

NOTE 9. RELATED PARTIES:

    As discussed in Note 1, VFL is party to a pooling agreement with its parent, Assurance. In addition, VFL is party to the CNA Intercompany Expense Agreement whereby expenses incurred by CNAF and each of its subsidiaries are allocated to the appropriate companies. All acquisition and underwriting expenses allocated to VFL are further subject to the Reinsurance Pooling Agreement with Assurance, so that acquisition and underwriting expenses recognized by VFL are ten percent of the acquisition and underwriting expenses of the combined pool. Pursuant to the foregoing agreements, VFL recorded amortization of deferred acquisition costs and other operating expenses totaling $47.6 million, $45.3 million and $37.2 million for 1998, 1997 and 1996, respectively. Expenses of VFL exclude $9.2 million, $9.9 million and $12.3 million of general and administrative expenses incurred by VFL and allocated to CNAF for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, VFL had a payable of $1.9 million to affiliated companies. VFL had a $36.0 million affiliated receivable at December 31, 1997, for net cash settlements due from Assurance in the normal course of operations related to pooling and general expense reimbursements.

    There are no interest charges on intercompany receivables or payables. During 1998, Assurance made a $30.0 million capital contribution to VFL.

NOTE 10. LEGAL:

    VFL is party to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the results of operations or equity of VFL.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                    NOTES TO FINANCIAL STATEMENTS - CONCLUDED

NOTE 11. BUSINESS SEGMENTS:

    VFL operates in one reportable segment, the business of which is to market and underwrite insurance products designed to satisfy the life, health and retirement needs of individuals and groups. VFL products are distributed primarily in the United States. Premium revenues earned outside the United States are not material.

    The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, amended July 1, 1996, VFL cedes all of its business, excluding its Separate Account business, to Assurance which is then pooled with the business of Assurance, excluding Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

    The following represents premiums by product group for each of the years in the three years ended December 31, 1998:

--------------------------------------------------------------------------
(thousands of dollars)             1998            1997           1996
--------------------------------------------------------------------------
Life                            $  75,259       $  79,176       $  70,511
Accident and Health               240,340         252,996         254,975
==========================================================================
Total                           $ 315,599       $ 332,172       $ 325,486
==========================================================================



    Assurance is a large provider of health insurance benefits to postal and other federal employees under the Federal Employees Health Benefit Plan (FEHBP). Premiums under this contract totaled $2.0 billion, $2.1 billion and $2.1 billion for the years ended December 31, 1998, 1997 and 1996, respectively, and the portion of these premiums assumed by VFL under the Reinsurance Pooling
Agreement totaled $202 million, $212 million and $210 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OMITTED PURSUANT TO GENERAL INSTRUCTION I (2) (C) OF FORM 10-K.

                                    PART IV

ITEM 14.      FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(A)(1)        FINANCIAL STATEMENTS.

              A listing of all financial statements filed as part of this Annual
              Report on Form 10-K is included on page 21 in ITEM 8.

(A)(2)        FINANCIAL STATEMENT SCHEDULES.                                                     PAGE
                                                                                                 ----
              Schedule III          Supplementary Insurance Information..........................47
              Schedule V            Valuation and Qualifying Accounts and Reserves...............48

              Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Financial Statements or notes thereto.


(A)(3)        EXHIBITS.

3(i) Articles of Incorporation are incorporated herein by reference to exhibit number 6 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996
              (File No. 333-1087).

3 (ii) Bylaws are incorporated herein by reference to exhibit number 6 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No. 333-1087).

4(a) Form of Flexible Premium Deferred Variable Annuity Contract is incorporated herein by reference to exhibit number 4 to the Form
              N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No. 333-1087).

4(b)          Form of Qualified Plan Endorsement to Flexible Premium Deferred
              Variable Annuity Contract is incorporated herein by reference to exhibit number 4 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996
              (File No. 333-1087).

4(c)          Form of IRA Endorsement to Flexible Premium Deferred Variable
              Annuity Contract is incorporated herein by reference to exhibit number 4 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No.
              333-1087).

4(d)          Form of Nursing Home Confinement, Terminal Medical Condition,
              Total Disability Endorsement to Flexible Premium Deferred Variable
              Annuity Contract is incorporated herein by reference to exhibit number 4 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No.
              333-1087).

4(e) Policy Application is incorporated herein by reference to exhibit number 5 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No.
              333-1087).

4(f)          Form of Single Premium Deferred Modified Guaranteed Annuity
              Certificate is incorporated herein by reference to exhibit number
              4 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 29, 1996 (File No. 333-2093).

(A)(3)        EXHIBITS - (CONTINUED)

4(g)          Form of Index Rider to Single Premium Deferred Modified Guaranteed
              Annuity Certificate is incorporated herein by reference to exhibit number 4 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 29, 1996 (File No.
              333-2093).

4(h)          Form of Qualified Plan Rider to Single Premium Deferred Modified
              Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 29, 1996
              (File No. 333-2093).

4(i)          Form of Individual Retirement Annuity Rider to Single Premium
              Deferred Modified Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 to the Form S-1
              Registration Statement filed with the Securities and Exchange
              Commission on March 29, 1996 (File No. 333-2093).

4(j) Form of Nursing Home Confinement/Terminal Medical Condition Rider to Single Premium Deferred Modified Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 to the Form S-1 Registration Statement filed with the Securities and
              Exchange Commission on March 29, 1996 (File No. 333-2093).

4(k)          Form of Group Contract and Individual Certificate to Single
              Premium Deferred Modified Guaranteed Annuity Certificate is incorporated herein by reference to exhibit number 4 filed with Pre-Effective Amendment No. 1 to the Form S-1 Registration
              Statement filed with the Securities and Exchange Commission on October 17, 1996 (File No. 333-2093).

4(l)          Specimen of Individual Flexible Premium Variable and Fixed Life
              Insurance Policy is incorporated herein by reference to the initial filing of the Form S-6 Registration Statement filed with the Securities and Exchange Commission on March 25, 1996 (File No.
              333-01949).

4(m)          Form of Waiver of Monthly Deduction Rider to Individual Flexible
              Premium Variable and Fixed Life Insurance Policy is incorporated herein by reference to the initial filing of the Form S-6
              Registration Statement filed with the Securities and Exchange
              Commission on March 25, 1996 (File No. 333-01949).

4(n)          Form of Term Insurance on Spouse Rider to Individual Flexible
              Premium Variable and Fixed Life Insurance Policy is incorporated herein by reference to the initial filing of the Form S-6
              Registration Statement filed with the Securities and Exchange
              Commission on March 25, 1996 (File No. 333-01949).

4(o)          Form of Term Insurance on Children Rider to Individual Flexible
              Premium Variable and Fixed Life Insurance Policy is incorporated herein by reference to the initial filing of the Form S-6
              Registration Statement filed with the Securities and Exchange
              Commission on March 25, 1996 (File No. 333-01949).


10(a) Form of Participation Agreement between VFL and Insurance Series is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and
              Exchange Commission on August 30, 1996 (File No. 333-1087).

10(b)         Form of Participation Agreement between VFL and Variable Insurance
              Products Fund is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No.
              333-1087).

(A)(3)        EXHIBITS - (CONTINUED)

10(c)         Form of Participation Agreement between VFL and The Alger American
              Fund is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

10(d)         Form of Participation Agreement between VFL and MFS Variable
              Insurance Trust is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No.
              333-1087).

10(e)         Form of Participation Agreement between VFL and SoGen Variable
              Funds, Inc. is incorporated herein by reference to exhibit number
              8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No.
              333-1087).

10(f)         Form of Participation Agreement between VFL and Van Eck Worldwide
              Insurance Trust is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No.
              333-1087).

10(g) CNA Inter-Company Expense Agreement is incorporated herein by reference to exhibit number 10g to the Form S-1/A Registration
              Statement filed with the Securities and Exchange Commission on September 3, 1996 (File No. 333-1083).

10(h) Amendment to the CNA Inter-Company Expense Agreement is incorporated herein by reference to exhibit number 10h to the Form
              S-1/A Registration Statement filed with the Securities and Exchange Commission on September 3, 1996 (File No. 333-1083).

10(i) Reinsurance Pooling Agreement is incorporated herein by reference to exhibit number 10i to the Form S-1/A Registration Statement filed with the Securities and Exchange Commission on September 3, 1996 (File No. 333-1083).

10(j) Amendment to the Reinsurance Pooling Agreement is incorporated herein by reference to exhibit number 10j to the Form S-1/A
              Registration Statement filed with the Securities and Exchange
              Commission on September 3, 1996 (File No. 333-1083).

27            Financial Data Schedule


 (B)          REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the fourth quarter of 1998.

                                                                    SCHEDULE III
                      VALLEY FORGE LIFE INSURANCE COMPANY
                      SUPPLEMENTARY INSURANCE INFORMATION

---------------------------------------------------------------------------------------------------------------------------------
                                                     (IN THOUSANDS OF DOLLARS)

                                 GROSS INSURANCE RESERVES
                              -------------------------------                                             AMORTIZATION
                               CLAIM                                                        INSURANCE          OF
                   DEFERRED     AND        FUTURE      POLICY-       NET         NET        CLAIMS AND       DEFERRED     OTHER
  Year Ended     ACQUISITION   CLAIM       POLICY      HOLDERS'    PREMIUM    INVESTMENT   POLICYHOLDERS'  ACQUISITION  OPERATING
  December 31,      COSTS     EXPENSE     BENEFITS      FUNDS      REVENUE      INCOME       BENEFITS        COSTS      EXPENSES
---------------------------------------------------------------------------------------------------------------------------------
       1998      $111,963   $ 93,001    $ 2,438,305   $ 42,746   $ 315,599   $ 35,539      $ 301,900      $ 11,807      $ 35,813
                 ========   ========    ===========   ========   =========   ========      =========      ========      ========
       1997      $ 95,354   $ 81,242    $ 1,906,899   $ 39,928   $ 332,172   $ 29,913      $ 307,207      $ 11,818      $ 33,505
                 ========   ========    ===========   ========   =========   ========      =========      ========      ========
       1996      $ 74,589   $ 60,568    $ 1,621,504   $ 38,145   $ 325,486   $ 29,312      $ 304,840      $  1,177      $ 36,022
                 ========   ========    ===========   ========   =========   ========      =========      ========      ========


                                                                      SCHEDULE V
                     VALLEY FORGE LIFE INSURANCE COMPANY
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES





-------------------------------------------------------------------------------------------------------------------------
                                                             BALANCE      CHARGED      CHARGED                    BALANCE
                                                               AT           TO           TO                         AT
                                                            BEGINNING    COSTS AND      OTHER                     END OF
(In thousands of dollars)                                   OF PERIOD    EXPENSES      AMOUNTS     DEDUCTIONS     PERIOD
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
     Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.......................         $  285       $    9       $    -       $  268       $   26
                                                            ======       ======       ========     ======       ======
YEAR ENDED DECEMBER 31, 1997
     Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.......................         $  378       $  246       $    -       $  339       $  285
                                                            ======       ======       ========     ======       ======
YEAR ENDED DECEMBER 31, 1996
     Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivables.......................         $  175       $  212       $    -       $    9       $  378
                                                            ======       ======       ========     ======       ======
-------------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Valley Forge Life Insurance Company


                         By                Bernard L. Hengesbaugh
                            ------------------------------------------------
                                           Bernard L. Hengesbaugh
                                           Chairman of the Board and
                                           Chief Executive Officer

                         By                W. James MacGinnitie
                            ------------------------------------------------
                                           W. James MacGinnitie
                                           Director, Senior Vice President
                                           and Chief Financial Officer


Date:         March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March, 1999.

     SIGNATURE                              TITLE


Bernard L. Hengesbaugh                      Chairman of the Board,
-----------------------------               Chief Executive Officer and Director
Bernard L. Hengesbaugh

Philip L. Engel                             Director
-----------------------------
Philip L. Engel

Jonathan D. Kantor                          Director
-----------------------------
Jonathan D. Kantor

W. James MacGinnitie                        Chief Financial Officer
-----------------------------               and Director
W. James MacGinnitie

John M. Squarok                             Director
-----------------------------
John M. Squarok