Form 10-Q
period 1999-03-31
VALLEY FORGE LIFE INSURANCE CO
filed 1999-05-14
CIK 1007008

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999    COMMISSION FILE NUMBER 333-1083

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

                                 (312) 822-5000

              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                        Outstanding at may 1, 1999
         ------------------------------          --------------------------
         Common Stock, Par value $50.00                      50,000



         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY



                                      INDEX

PART I.   FINANCIAL INFORMATION                                              PAGE NO.
-------   ---------------------                                              --------
CONDENSED FINANCIAL STATEMENTS:

         BALANCE SHEETS
                  MARCH 31, 1999 (Unaudited) AND DECEMBER 31, 1998............   3

         STATEMENTS OF OPERATIONS (Unaudited)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998..........   4

         STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998..........   5

         STATEMENTS OF CASH FLOWS (Unaudited)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998..........   6

         NOTES TO CONDENSED FINANCIAL
                  STATEMENTS (Unaudited) MARCH 31, 1999.......................   7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................  10


PART II.  OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................  22

SIGNATURES ...................................................................  23

EXHIBIT 27      FINANCIAL DATA SCHEDULE.......................................  24

                      VALLEY FORGE LIFE INSURANCE COMPANY

                                 BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
                                                                                       MARCH 31       DECEMBER 31
                                                                                         1999            1998
                                                                                     (Unaudited)
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
ASSETS:
   Investments:
     Fixed maturities available-for-sale (amortized cost: $502,211 and $454,635)       $  500,084      $  460,516
     Equity securities available-for-sale (cost: $981 and $981)                             2,347           2,218
     Policy loans                                                                          75,603          74,150
     Other invested assets                                                                    161             485
     Short-term investments                                                                26,258          81,418
                                                                                       -----------    ------------
          TOTAL INVESTMENTS                                                               604,453         618,787

   Cash                                                                                     7,155           3,750
   Receivables:
     Reinsurance                                                                        2,422,150       2,119,897
     Premium and other insurance                                                           56,045          54,664
   Deferred acquisition costs                                                             117,675         111,963
   Accrued investment income                                                                7,255           7,721
   Due from affiliates                                                                     12,237               -
   Other                                                                                    1,670             902
   Separate Account business                                                               95,808          73,745
------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                 $3,324,448      $2,991,429
==================================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                                            $2,735,495      $2,438,305
     Claims                                                                                97,601          93,001
     Policyholders' funds                                                                  41,981          42,746
   Payables for securities purchased                                                            -             370
   Federal income taxes payable                                                             7,462           6,468
   Deferred income taxes                                                                    3,249           6,213
   Due to affiliates                                                                            -           1,946
   Commissions and other payables                                                          82,420          64,815
   Separate Account business                                                               95,808          73,745
                                                                                       -----------    ------------
          TOTAL LIABILITIES                                                             3,064,016       2,727,609
                                                                                       -----------    ------------
Commitments and contingent liabilities - Note 3                                                 -               -
Stockholder's Equity
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                                2,500           2,500
   Additional paid-in capital                                                              69,150          69,150
   Retained earnings                                                                      188,302         187,683
   Accumulated other comprehensive income                                                     480           4,487
                                                                                       -----------    ------------
          TOTAL STOCKHOLDER'S EQUITY                                                      260,432         263,820
------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $3,324,448      $2,991,429
==================================================================================================================

     See accompanying Notes to Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

----------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                    1999                  1998
----------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
   Premiums                                                 $    74,673           $    81,555
   Net investment income                                          9,104                 8,591
   Realized investment gains/(losses)                            (4,689)                1,993
   Other                                                          1,665                 1,561
                                                            ------------          ------------
                                                                 80,753                93,700
                                                            ------------          ------------
Benefits and expenses:
   Insurance claims and policyholders' benefits                  70,111                75,153
   Amortization of deferred acquisition costs                     2,997                 2,552
   Other operating expenses                                       6,300                 9,858
                                                            ------------          ------------
                                                                 79,408                87,563
                                                            ------------          ------------
     Income before income tax and cumulative effect
          of change in accounting principle                       1,345                 6,137
Income tax expense                                                  492                 2,218
                                                            ------------          ------------
     Income before cumulative effect of change
          in accounting principle                                   853                 3,919
Cumulative effect of change in accounting
         principle, net of taxes - Note 5                          (234)                    -
----------------------------------------------------------------------------------------------
     NET INCOME                                             $       619           $     3,919
==============================================================================================

     See accompanying Notes to Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                 Additional                                           Other            Total
Three Months Ended                   Common        Paid-in       Comprehensive        Retained    Comprehensive    Stockholder's
March 31, 1999 and 1998              Stock         Capital       Income/(Loss)        Earnings    Income/(Loss)       Equity
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Balance, December 31, 1997         $  2,500     $    39,150                         $   170,230     $   4,380       $   216,260
Comprehensive income (loss):
  Net income                              -               -      $      3,919             3,919             -             3,919
Other comprehensive loss                  -               -              (397)                -          (397)             (397)
                                                                 ------------
  Total comprehensive income                                     $      3,522
                                                                 ============
-----------------------------------------------------------                         ----------------------------------------------
Balance, March 31, 1998            $  2,500     $    39,150                         $   174,149     $   3,983       $   219,782
===========================================================                         ==============================================
Balance, December 31, 1998         $  2,500     $    69,150                         $   187,683     $   4,487       $   263,820

Comprehensive income (loss):
  Net income                              -               -      $        619               619             -               619
Other comprehensive loss                  -               -            (4,007)                -        (4,007)           (4,007)
                                                                 ------------
  Total comprehensive loss                                       $     (3,388)
                                                                 ============
-----------------------------------------------------------                         ----------------------------------------------
Balance, March 31, 1999            $  2,500     $    69,150                         $   188,302     $     480       $   260,432
===========================================================                         ==============================================


     See accompanying Notes to Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


THREE MONTHS ENDED MARCH 31                                                             1999              1998
-------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $     619         $     3,919
   Adjustments to reconcile net income to net cash flows from operating activities:
     Deferred income tax provision                                                        (804)             (1,534)
     Net realized investment (gains) losses, pre-tax                                     4,689              (1,993)
     Amortization of bond discount                                                        (897)               (160)
     Changes in:
        Insurance receivables, net                                                    (303,893)           (296,962)
        Deferred acquisition costs                                                      (3,752)             (4,036)
        Accrued investment income                                                          466              (4,286)
        Due from affiliates                                                            (14,183)             39,116
        Federal income taxes                                                               994               3,682
        Insurance reserves                                                             306,318             299,265
        Commissions and other payables and other                                        16,849             (26,178)
                                                                                     ------------------------------
            Total adjustments                                                            5,787               6,914
                                                                                     ----------     ---------------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                                     6,406              10,833
                                                                                     ----------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                                      (523,810)           (124,149)
   Proceeds from fixed maturities:
     Sales                                                                             458,825              95,940
     Maturities, calls and redemptions                                                  12,192              24,926
   Change in policy loans                                                               (1,453)             (1,837)
   Change in other invested assets                                                         416                   -
   Change in short-term investments                                                     56,122             (34,294)
                                                                                     ----------     ---------------
            NET CASH FLOWS FROM INVESTING ACTIVITIES                                     2,292             (39,414)
                                                                                     ----------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts for investment contracts credited to policyholder account balances           4,389              13,813
   Return of policyholder account balances on investment contracts                      (9,682)             (5,469)
                                                                                     ----------     ---------------
            NET CASH FLOWS FROM FINANCING ACTIVITIES                                    (5,293)              8,344
                                                                                     ----------     ---------------
           NET CASH FLOWS                                                                3,405             (20,237)
Cash at beginning of period                                                              3,750              24,565
-------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                $   7,155         $     4,328
===================================================================================================================
Supplemental disclosures of cash flow information:
        Federal income taxes paid                                                    $       -         $         -
===================================================================================================================

     See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION:

    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (CAC). CAC is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNA Financial). CNA Financial is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. Loews Corporation owns approximately 85% of the outstanding common stock of CNA Financial.

    VFL markets and underwrites insurance products designed to satisfy the life, health and retirement needs of individuals and groups. Products available in individual policy form include annuities as well as term and universal life insurance. Products available in group policy form include life, pension, accident and health.

    The operations, assets and liabilities of VFL and its parent, CAC, are managed on a combined basis pursuant to a Reinsurance Pooling Agreement. Under this Reinsurance Pooling Agreement, VFL cedes all of its business, excluding its Separate Account business, to its parent, CAC. This business is then pooled with the business of CAC, which excludes CAC's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

    The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in VFL's Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

    The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts applicable to prior years have been reclassified to conform to classifications followed in 1999.

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

    In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health earned premiums is from short duration contracts. The effects of reinsurance on premium revenues are shown in the following schedule:


                                                           PREMIUMS
                                  --------------------------------------------------------------   ASSUMED/NET
THREE MONTHS ENDED MARCH 31           DIRECT           ASSUMED           CEDED            NET          %
--------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
1999
   Life                               $185,524          $20,429          $188,290        $17,663       116 %
   Accident and Health                   1,124           57,010             1,124         57,010       100
--------------------------------------------------------------------------------------------------------------
     TOTAL PREMIUMS                   $186,648          $77,439          $189,414        $74,673       104 %
==============================================================================================================
1998
   Life                               $165,569          $21,371          $165,791        $21,149       101 %
   Accident and Health                     749           60,406               749         60,406       100
--------------------------------------------------------------------------------------------------------------
     TOTAL PREMIUMS                   $166,318          $81,777          $166,540        $81,555       100 %
==============================================================================================================


    Transactions with CAC, as part of the pooling agreement described in Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $93.4 million for the first quarter in 1999, and $45.2 million for the first quarter in 1998. Additionally, benefits and expenses for insurance claims and policyholders' benefits are net of reinsurance recoveries from non-affiliated companies of $73.7 million for the first quarter of 1999, and $34.1 million for the same period in 1998.

    Reinsurance receivables reflected on the balance sheets are amounts recoverable from reinsurers who have assumed a portion of VFL's insurance reserves. These balances are principally due from CAC pursuant the Reinsurance Pooling Agreement.


NOTE 3. LEGAL PROCEEDINGS:


   VFL is party to litigation in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the results of operations or equity of VFL.

                       VALLEY FORGE LIFE INSURANCE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED


NOTE 4. OTHER COMPREHENSIVE INCOME:


   Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments by, and distributions to, the stockholder. Other comprehensive income (loss) is comprehensive income exclusive of net income. The change in the components of other comprehensive income (loss) are presented in the following table:

----------------------------------------------------------------------------------------------------------------
                                                                            Pre-tax    Tax (expense)     Net
Three months ended March 31, 1999                                            Amount       Benefit       Amount
----------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net unrealized gains (losses) on investment securities:
  Net unrealized holding losses arising during the period                   $ (4,019)     $ 1,497      $ (2,522)
  Reclassification adjustment for gains  included in net income               (2,285)         800        (1,485)
----------------------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE LOSS                                              $ (6,304)     $ 2,297      $ (4,007)
================================================================================================================

----------------------------------------------------------------------------------------------------------------
                                                                            Pre-tax    Tax (expense)     Net
Three months ended March 31, 1998                                            Amount       Benefit       Amount
----------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net unrealized gains (losses) on investment securities:
  Net unrealized holding gains arising during the period                    $  1,856      $  (650)     $  1,206
  Reclassification adjustment for gains included in net income                (2,466)         863        (1,603)
----------------------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE LOSS                                              $  (610)      $   213      $   (397)
================================================================================================================


NOTE 5. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

    In December 1997, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, VFL adopted SOP 97-3 effective January 1, 1999 and an after-tax charge of $234,000 ($360,000 pre-tax) was recorded to reflect the cumulative effect of a change in accounting principle.

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

    VFL, along with its parent CAC, markets and underwrites insurance products designed to satisfy the life, health and retirement needs of individuals and groups. The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life, accident and health, consisting primarily of major medical and hospitalization and pension products. VFL and CAC also market a portfolio of variable products, including annuity and universal life products. These variable products offer policyholders the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

    The operations, assets and liabilities of VFL and its parent, CAC, are managed on a combined basis pursuant to a Reinsurance Pooling Agreement. Under this Reinsurance Pooling Agreement, VFL cedes all of its business, excluding its Separate Account business, to its parent, CAC. This business is then pooled with the business of CAC, which excludes CAC's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

                      VALLEY FORGE LIFE INSURANCE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

RESULTS OF OPERATIONS:


    The following table summarizes key components of VFL's operating results for the three months ended March 31, 1999 and 1998.


THREE MONTHS ENDED MARCH 31                                                     1999              1998
---------------------------------------------------------------------------------------------------------
(In thousands of dollars)
OPERATING SUMMARY
Revenues (excluding realized investment gains/losses):
     Premiums                                                                 $ 74,673          $ 81,555
     Net investment income                                                       9,104             8,591
     Other                                                                       1,665             1,561
                                                                              ---------         ---------
        Total revenues                                                          85,442            91,707
Benefits and expenses                                                           79,408            87,563
                                                                              ---------         ---------
     Operating income before income tax                                          6,034             4,144
Income tax expense                                                              (2,134)           (1,520)
                                                                              ---------         ---------
        Net operating income
        (excluding realized investment gains/losses)                             3,900             2,624
     Net realized investment (losses) gains, net of income tax                  (3,047)            1,295
                                                                              ---------         ---------
        Income before cumulative effect of
           change in accounting principle                                          853             3,919
Cumulative effect of change in accounting principle, net of taxes                 (234)                -
---------------------------------------------------------------------------------------------------------
       NET INCOME                                                             $    619          $  3,919
=========================================================================================================

    VFL's revenues, excluding net realized investment gains (losses), were $85.4 million for the first three months of 1999, compared to $91.7 million for the same period in 1998. Premiums the three months ended March 31, 1999 declined approximately 8.4% to $74.7 million compared to $81.6 million for the same period in 1998. The decline in premiums is due in part to the decision to exit the insured comprehensive medical market. Individual fixed annuity premiums also declined, as a result of suspending marketing efforts beginning in the third quarter of 1998. This action was taken as a result of the current unfavorable market pricing environment for individual deferred fixed annuity products.

    VFL's investment income for the three months ended March 31, 1999 was $9.1 million, an increase of 6% from the comparable 1998 period when investment income was $8.6 million. The increase is attributable to a larger investment portfolio, funded by premiums received during the twelve months ended March 31, 1999. The positive effect of a larger investment portfolio was offset somewhat by lower average yield on VFL's portfolio during 1999 compared to 1998. VFL's realized investment losses, net of tax for the three months ended March 31, 1999 of $3.0 million, compare unfavorably to $1.3 million of investment gains, net of tax, realized during the comparable period in 1998. Sales of fixed maturity securities accounted for virtually all of the net realized gains and (losses) in both reporting periods. Accordingly, the interest rate environment during the 1999 and 1998 reporting periods was an important factor underlying realized investment gains and (losses).

                      VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED



FINANCIAL CONDITION:

    Assets increased approximately $333 million from December 31, 1998 to $3,324 million as of March 31, 1999. VFL's cash and invested assets decreased by $11 million from December 31, 1998 to $612 million.

    During the first three months of 1999, VFL's stockholder's equity decreased by $3.4 million, or 1.3%, to approximately $260.4 million. The decrease in stockholder's equity in 1999 is due primarily to $ 4.0 million of losses in accumulated other comprehensive income.

INVESTMENTS:

    The following table summarizes VFL's investments shown at cost or amortized cost and carrying value at March 31, 1999 and December 31, 1998:

---------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                                  MARCH 31                      DECEMBER 31
                                                               1999         %                 1998       %
---------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturity securities:
        U.S. Treasury Securities and
         obligations of government agencies                  $ 261,425     43.2%            $ 223,743   36.6%
        Asset backed securities                                103,076     17.0               109,207   17.8
        Other debt securities                                  137,710     22.7               121,685   19.9
---------------------------------------------------------------------------------------------------------------
          Total fixed maturity securities                      502,211     82.9               454,635   74.3
Common stocks                                                      981      0.2                   981    0.2
Policy loans                                                    75,603     12.5                74,150   12.1
Other invested assets                                              466      0.1                   485    0.1
Short-term investments                                          26,258      4.3                81,418   13.3
---------------------------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                                $ 605,519    100.0%            $ 611,669  100.0%
===============================================================================================================
INVESTMENTS AT CARRYING VALUE*                               $ 604,453                      $ 618,787
===============================================================================================================

* As reported in the Balance Sheet

                      VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


    The operations, assets and liabilities of VFL and CAC are managed on a combined basis. The investment portfolios of VFL and CAC are managed to maximize after-tax investment return, while minimizing credit risks, with investments concentrated in high quality securities to support insurance underwriting operations. The investment portfolios are segregated for the purpose of supporting policy liabilities for universal life, annuities and other interest sensitive products.

    VFL's investments in fixed maturity securities are carried at a fair value of $500.1 million at March 31, 1999, compared with $460.5 million at December 31, 1998. At March 31, 1999, net unrealized losses on fixed maturity securities amounted to approximately $2.1 million. This compares with net unrealized gains of approximately $5.9 million at December 31, 1998. The gross unrealized gains and (losses) for the fixed maturities portfolio at March 31, 1999 were $2.8 million and $(4.9) million, respectively, compared to $6.9 million and $(1.0) million, respectively, at December 31, 1998.

    VFL's investments in equity securities are carried at a fair value of $2.3 million and $2.2 million at March 31, 1999 and December 31, 1998, respectively. At March 31, 1999, unrealized gains on equity securities amounted to approximately $1.4 million. This compares with unrealized gains of approximately $1.2 million at December 31, 1998. There were no unrealized losses on equity securities at March 31, 1999 and December 31, 1998.

    VFL has the capacity to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of VFL's asset/liability management strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations or other similar factors. Accordingly, the fixed maturity securities are classified as available-for-sale.

    The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):

                                                         MARCH 31     %           DECEMBER 31   %
                                                           1999                       1998
-------------------------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and affiliated securities                $301,001    60.2%        $  270,600   58.8%
Other AAA rated                                            71,722    14.3             76,258   16.5
AA and A rated                                             69,534    13.9             53,528   11.6
BBB rated                                                  52,257    10.5             54,241   11.8
Below investment grade                                      5,570     1.1              5,889    1.3
-------------------------------------------------------------------------------------------------------
     TOTAL                                               $500,084   100.0%        $  460,516  100.0%
=======================================================================================================


    Included in VFL's fixed maturity securities at March 31, 1999 are $103.2 million of asset-backed securities, consisting of approximately 44.3% in collateralized mortgage obligations (CMOs), 41.4% in U.S. government agency issued pass-through certificates, 8.8% in corporate mortgage-backed pass-through certificates and 5.5% in corporate asset-backed obligations. The majority of CMOs held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

                      VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


    CMOs are subject to prepayment risk that tends to vary with changes in interest rates. During periods of declining interest rates, CMOs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow. VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. The fair value of CMOs exceeds amortized cost by $0.3 million and $1.0 million at March 31, 1999 and December 31, 1998, respectively. VFL avoids investments in complex mortgage derivatives and does not have any investments in mortgage loans or real estate.

    VFL invests from time to time in derivative financial instruments primarily to reduce its exposure to market risk. VFL also uses derivatives to mitigate the risk associated with certain guaranteed annuity contracts by purchasing certain options in a notional amount equal to the original customer deposit. VFL's general account derivatives are classified as other invested assets and its Separate Accounts' derivatives are classified as Separate Account business. VFL generally does not hold or issue these instruments for trading purposes.

    Derivative financial instruments consist of interest rate caps in the general account and purchased options in the Separate Accounts at March 31, 1999. The gross notional or contractual amounts of derivative financial instruments in the general account totaled $50.0 million at both March 31, 1999 and December 31, 1998. The gross notional principal or contractual amounts of derivative financial instruments in the Separate Accounts totaled $1.6 million and $1.5 million at March 31, 1999 and December 31, 1998, respectively. The fair value of derivative financial instruments in the general account and Separate Accounts at March 31, 1999 totaled $0.2 million and $0.5 million, respectively. The fair value of derivative financial instruments in the general account and Separate Accounts at December 31, 1998 totaled $0.1 million and $0.5 million, respectively. Net realized gains on derivative financial instruments held in the general account and Separate Accounts were not material for the period ended March 31, 1999. Net realized losses on derivative financial instruments held in the general account totaled $0.2 million for the period ended March 31, 1998, while net realized gains/losses on derivatives in the Separate Accounts were not material for the 1998 reporting period.

    High yield securities are bonds rated below investment grade by bond rating agencies, and other unrated securities which, in the opinion of management, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than that of investment grade securities. Returns are expected to compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.2% of total assets as of March 31, 1999 and December 31, 1998.

                      VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED



IMPACT OF YEAR 2000 ON VFL:

    The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates after 1999. Such malfunctions could lead to business delays and disruptions. VFL does not maintain any systems. Instead, it relies on the systems of CNA Financial , third party vendors and other business partners. CNA Financial, on behalf of VFL, has a plan under which it reviews periodically the progress that these parties are making on this issue. As of December 1, 1998, CNA Financial had certified internally as Year 2000-ready all of the internal systems used by VFL. However, as business conditions change, CNA may respond by revising previous Year 2000 strategies or solutions affecting specific systems. In limited cases, a system that was to have been replaced, instead, may be renovated to become Year 2000 ready prior to January 1, 2000. VFL does not believe these changes will have a material impact on the Company.

    CNA Financial has also received statements of Year 2000 compliance from certain key business partners. VFL management believes that the systems on which it relies do not have any significant remaining exposure to the Year 2000 issue and, therefore VFL does not have a material exposure to the Year 2000 issue. However, due to the interdependent nature of computer systems, there may be an adverse impact on VFL if its business partners fail to address the Year 2000 issue successfully. To mitigate this impact, if any, CNA Financial on behalf of itself and VFL is communicating with its business partners to coordinate Year 2000 conversion. In addition, CNA Financial has developed business resumption plans to ensure that it and VFL are able to continue critical processes through other means in the event that it becomes necessary to do so. Formal strategies have been developed to include appropriate recovery processes and use of alternative vendors.

    Based on its current assessment, CNA Financial estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing will be approximately $70 million. As of March 31, 1999, CNA Financial has spent approximately $60 million on Year 2000 readiness matters. VFL is allocated its proportionate share of this cost.

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

    During the first three months of 1999, VFL's operating activities generated net positive cash flows of approximately $6.4 million, compared with net positive cash flows of $10.8 million for the same period in 1998.

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

ACCOUNTING STANDARDS:


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

    Sensitivity Analysis: VFL monitors its sensitivity to interest rate risks by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous parallel change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


MARKET RISK - (CONTINUED)

would have on VFL's market value at risk and the resulting effect on stockholder's equity. The analysis presents the sensitivity of the market value of VFL's financial instruments to selected changes in market rates and prices. The range of changes selected reflects VFL's view of changes, which are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as VFL's prediction of future market events, but rather an illustration of the impact of such events. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on VFL's income or stockholder's equity. Further, the computations do not reflect any actions VFL would undertake in response to changes in interest rates.

    The sensitivity analysis modeled an instantaneous increase and decrease in market interest rates of 100 and 150 basis points from their levels at March 31, 1999 with all other variables held constant. A 100 and 150 basis point increase in market interest rates would result in a pre-tax decrease in the net financial instrument position of $28.4 million and $42.2 million, respectively. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $29.4 million and $44.4 million, respectively.

    Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard & Poor's 500 Index (the Index) from its level of March 31, 1999 with all other variables held constant. VFL's equity holdings were assumed to be perfectly positively correlated with the Index. A 10% and 25% decrease in the Index would result in a $8.7 million and $21.8 million decrease, respectively, in the market rate of VFL's equity investments. Of these amounts, $8.4 million and $21.0 million, respectively, would be offset by decreases in liabilities to customers under variable annuity contracts. Similarly, increases in the Index would result in like increases in the market value of VFL's equity investments and increases in liabilities to customers under variable annuity contracts.

    The sensitivity analysis also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at March 31, 1999, with all other variables held constant. A 10% and 20% strengthening of the U.S. Dollar versus other currencies would result in decreases of $0.6 million and $1.1 million in the market value of financial instruments that are denominated in foreign currencies. Weakening of the U.S. Dollar versus all other currencies would result in like increases in the market value of financial instruments that are denominated in foreign currencies.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


MARKET RISK - (CONTINUED)

    The following table reflects the estimated effects on the market value of VFL's financial instruments due to an increase in interest rates of 100 basis points, a 10% decline in the S&P 500 Index, and a decline of 10% in foreign currency exchange rates.


    ------------------------------------------------------------------------------------------------------------------------------
    March 31, 1999                                        Market             Interest                Currency           Equity
                                                           Value             Rate Risk                 Risk              Risk
    ------------------------------------------------------------------------------------------------------------------------------
    (In thousands of dollars)
    Held for Trading Purposes
     General Account:
       Interest Rate Caps                               $      161          $        92              $       -         $      -
     Separate Accounts:
       Other derivative securities                             519                    -                      -              (52)
    ------------------------------------------------------------------------------------------------------------------------------
             Total trading securities                          680                   92                      -              (52)
    ------------------------------------------------------------------------------------------------------------------------------
    Held for Other Than Trading Purposes
     General Account:
       Fixed maturity securities                           500,084              (28,484)                  (557)               -
       Equity securities                                     2,347                    -                      -             (235)
       Short term investments                               26,258                   (5)                     -                -
    ------------------------------------------------------------------------------------------------------------------------------
            Total general account                          528,689              (28,489)                  (557)            (235)
    ------------------------------------------------------------------------------------------------------------------------------
     Separate Accounts Business:
       Fixed maturity securities                               241                   (8)                     -                -
       Equity securities                                    84,185                    -                      -           (8,418)
       Short term investments                               10,913                    1                      -                -
    ------------------------------------------------------------------------------------------------------------------------------
            Total separate accounts business                95,339                   (7)                     -           (8,418)
    ------------------------------------------------------------------------------------------------------------------------------
            Total securities held for other than
                      trading purposes                     624,028              (28,496)                  (557)          (8,653)
    ------------------------------------------------------------------------------------------------------------------------------
            Total all securities                        $  624,708          $   (28,404)             $    (557)        $ (8,705)
    ==============================================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


MARKET RISK - (CONTINUED)

    The following table reflects the estimated affects on the market value of VFL's financial instruments due to an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 Index, and a decline of 20% in foreign currency exchange rates.

----------------------------------------------------------------------------------------------------------------------
March 31, 1999                                   Market         Interest            Currency             Equity
                                                  Value         Rate Risk             Risk                Risk
----------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Held for Trading Purposes
 General Account:
   Interest Rate Caps                          $     161       $       172         $        -         $         -
 Separate Accounts:
   Other derivative securities                       519                 -                  -                (130)
----------------------------------------------------------------------------------------------------------------------
         Total trading securities                    680               172                  -                (130)
----------------------------------------------------------------------------------------------------------------------
Held for Other Than Trading Purposes
 General Account:
   Fixed maturity securities                     500,084           (42,384)            (1,114)                  -
   Equity securities                               2,347                 -                  -                (587)
   Short term investments                         26,258                (7)                 -                   -
----------------------------------------------------------------------------------------------------------------------
        Total general account                    528,689           (42,391)            (1,114)               (587)
----------------------------------------------------------------------------------------------------------------------
 Separate Accounts Business:
   Fixed maturity securities                         241               (12)                 -                   -
   Equity securities                              84,185                 -                  -             (21,046)
   Short term investments                         10,913                 5                  -                   -
----------------------------------------------------------------------------------------------------------------------
        Total separate accounts business          95,339                (7)                 -             (21,046)
----------------------------------------------------------------------------------------------------------------------
        Total securities held for other than
                  trading purposes               624,028           (42,398)            (1,114)            (21,633)
----------------------------------------------------------------------------------------------------------------------
        Total all securities                   $ 624,708       $   (42,226)        $   (1,114)        $   (21,763)
======================================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            PART II OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                  Description of Exhibit

                                                   Exhibit           Page
                                                   Number           Number
                                                   -------          ------

(27)  Financial Data Schedule                        27               24



(b)  REPORTS ON FORM 8-K:

         There were no reports on Form 8-K for the three months ended March 31, 1999.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                      PART II OTHER INFORMATION - CONCLUDED





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Valley Forge Life Insurance Company



                                      By   W. JAMES MACGINNITIE
                                         --------------------------------------
                                           W. James MacGinnitie
                                           Director, Senior Vice President
                                           and Chief Financial Officer


Date:     May 13, 1999