Form 10-Q
period 1999-06-30
VALLEY FORGE LIFE INSURANCE CO
filed 1999-08-16
CIK 1007008

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 COMMISSION FILE NUMBER 333-1083

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        CLASS                                        OUTSTANDING AT MAY 1, 1999
        -----                                        --------------------------

 Common Stock, Par value $50.00                                   50,000



THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY



                                      INDEX

PART I.   FINANCIAL INFORMATION                                                         PAGE NO.

CONDENSED FINANCIAL STATEMENTS:
         BALANCE SHEETS
                  JUNE 30, 1999 (Unaudited) AND DECEMBER 31, 1998 ...................    3

         STATEMENTS OF OPERATIONS (Unaudited)
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 .........    4

         STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 ...................    5

         STATEMENTS OF CASH FLOWS (Unaudited)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 ...................    6

         NOTES TO CONDENSED FINANCIAL
                  STATEMENTS (Unaudited) JUNE 30, 1999 ..............................    7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ...............................   11


PART II.  OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K ..........................................   23

SIGNATURES ..........................................................................   24

EXHIBIT 10(k) FINANCIAL SUPPORT AGREEMENT ...........................................   25

EXHIBIT 27 FINANCIAL DATA SCHEDULE ..................................................   27


                      VALLEY FORGE LIFE INSURANCE COMPANY

                                 BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
                                                                                 JUNE 30           DECEMBER 31
                                                                                  1999                 1998
                                                                               (Unaudited)
----------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except per share amounts)
ASSETS:
   Investments:
     Fixed maturities available-for-sale (amortized cost: $481,347 and $454,635)   $   476,265      $ 460,516
     Equity securities available-for-sale (cost: $981 and $981)                          2,558          2,218
     Policy loans                                                                       74,213         74,150
     Other invested assets                                                                 351            485
     Short-term investments                                                             33,500         81,418
                                                                                   -----------    -----------
          TOTAL INVESTMENTS                                                            586,887        618,787
   Cash                                                                                  4,515          3,750
   Receivables:
     Reinsurance                                                                     2,215,669      2,119,897
     Premium and other insurance                                                        53,088         54,664
   Deferred acquisition costs                                                          119,845        111,963
   Receivables for securities sold                                                      17,309           --
   Accrued investment income                                                             8,229          7,721
   Due from affiliates                                                                  39,165           --
   Deferred income taxes                                                                 2,804           --
   Other                                                                                 1,836            902
   Separate Account business                                                           128,691         73,745
--------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                             $ 3,178,038    $ 2,991,429
==============================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                                        $ 2,540,154    $ 2,438,305
     Claims                                                                            142,776         93,001
     Policyholders' funds                                                               48,003         42,746
   Payables for securities purchased                                                    17,106            370
   Federal income taxes payable                                                          8,260          6,468
   Deferred income taxes                                                                  --            6,213
   Due to affiliates                                                                      --            1,946
   Commissions and other payables                                                       38,783         64,815
   Separate Account business                                                           128,691         73,745
                                                                                   -----------    -----------
          TOTAL LIABILITIES                                                          2,923,773      2,727,609
                                                                                   -----------    -----------
Commitments and contingent liabilities - Note 3                                           --             --
Stockholder's Equity:
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                             2,500          2,500
   Additional paid-in capital                                                           69,150         69,150
   Retained earnings                                                                   183,453        187,683
   Accumulated other comprehensive income                                                 (838)         4,487
                                                                                   -----------    -----------
          TOTAL STOCKHOLDER'S EQUITY                                                   254,265        263,820
--------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $ 3,178,038    $ 2,991,429
==============================================================================================================


      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS                  SIX MONTHS
PERIOD ENDED JUNE 30                                   1999           1998         1999           1998
----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
   Premiums                                          $ 83,651      $ 73,025       $158,324       $154,580
   Net investment income                                9,004         9,032         18,108         17,623
   Realized investment gains (losses)                 (13,213)        1,520        (17,902)         3,513
   Other                                                3,597         2,595          5,262          4,156
                                                     --------      --------       --------       --------
                                                       83,039        86,172        163,792        179,872
                                                     --------      --------       --------       --------
Benefits and expenses:
   Insurance claims and policyholders' benefits        80,891        70,228        151,002        145,381
   Amortization of deferred acquisition costs           3,068         2,615          6,065          5,167
   Other operating expenses                             7,415         6,713         13,714         16,571
                                                     --------      --------       --------       --------
                                                       91,374        79,556        170,781        167,119
                                                     --------      --------       --------       --------
     Income (loss) before income tax and cumulative
         effect of change in accounting principle      (8,335)        6,616         (6,989)        12,753
Income tax expense (benefit)                           (3,485)        2,336         (2,993)         4,554
                                                     --------      --------       --------       --------
     Income (loss) before cumulative effect of change
         in accounting principle                       (4,850)        4,280         (3,996)         8,199
Cumulative effect of change in accounting
         principle, net of taxes - Note 5                   -             -           (234)             -
-------------------------------------------------------------       -------       --------        -------
     NET INCOME (LOSS)                               $ (4,850)      $ 4,280       $ (4,230)       $ 8,199
=============================================================       =======       ========        =======


      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                 Additional                                      Other           Total
Six Months Ended                       Common     Paid-in       Comprehensive   Retained     Comprehensive   Stockholder's
June 30, 1999 and 1998                  Stock     Capital       Income (Loss)   Earnings     Income (Loss)      Equity
-------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance, December 31, 1997             $ 2,500     $ 39,150                    $ 170,230           $ 4,380      $ 216,260
Comprehensive income (loss):
  Net income                                 -            -         $   8,199      8,199                 -          8,199
  Other comprehensive income                 -            -               788          -               788            788
                                                                    ---------
   Total comprehensive income                                       $   8,987
                                                                    =========

-----------------------------------------------------------                    ------------------------------------------
Balance, June 30, 1998                 $ 2,500     $ 39,150                    $ 178,429           $ 5,168      $ 225,247
===========================================================                    ==========================================

Balance, December 31, 1998             $ 2,500     $ 69,150                    $ 187,683           $ 4,487      $ 263,820
Comprehensive income (loss):
   Net loss                                  -            -         $  (4,230)    (4,230)                -         (4,230)
   Other comprehensive loss                  -            -            (5,325)         -            (5,325)        (5,325)
                                                                    ---------
   Total comprehensive loss                                         $  (9,555)
                                                                    =========

-----------------------------------------------------------                    -------------------------------------------
Balance, June 30, 1999                 $ 2,500     $ 69,150                    $ 183,453            $ (838)     $ 254,265
===========================================================                    ===========================================



      See accompanying Notes to Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


----------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                                                             1999         1998
----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                             $  (4,230)   $   8,199
   Adjustments to reconcile net income to net cash flows from operating activities:
     Deferred income provision                                                      (6,277)       4,292
     Net realized investment (gains) losses, pre-tax                                17,902       (3,513)
     Amortization of bond discount                                                  (1,237)      (1,955)
     Changes in:
        Insurance receivables, net                                                 (94,196)    (491,676)
        Deferred acquisition costs                                                  (5,657)      (8,873)
        Accrued investment income                                                     (508)        (514)
        Due from affiliates                                                        (41,111)      29,566
        Federal income taxes                                                         1,792          102
        Insurance reserves                                                         171,590      495,132
        Commissions and other payables and other                                   (26,631)     (39,109)
                                                                                 ---------    ---------
            Total adjustments                                                       15,667      (16,548)
                                                                                 ---------    ---------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                                11,437       (8,349)
                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                                  (989,428)    (190,742)
   Proceeds from fixed maturities:
     Sales                                                                         898,060      173,683
     Maturities, calls and redemptions                                              46,529       28,186
   Change in policy loans                                                              (63)      (3,329)
   Change in other invested assets                                                    (214)        --
   Change in short-term investments                                                 49,153      (29,854)
                                                                                 ---------    ---------
          NET CASH FLOWS FROM INVESTING ACTIVITIES                                   4,037      (22,056)
                                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts for investment contracts credited to policyholder account balances       5,982       27,111
   Return of policyholder account balances on investment contracts                 (20,691)     (19,836)
                                                                                 ---------    ---------
          NET CASH FLOWS FROM FINANCING ACTIVITIES                                 (14,709)       7,275
                                                                                 ---------    ---------
          NET CASH FLOWS                                                               765      (23,130)
Cash at beginning of period                                                          3,750       24,565
-------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                            $   4,515    $   1,435
=======================================================================================================
Supplemental disclosures of cash flow information:
        Federal income taxes paid                                                $    --      $    --
=======================================================================================================


      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                 JUNE 30, 1999
                                  (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION:

    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (CAC). CAC is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNA Financial). CNA Financial is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. Loews Corporation owns approximately 86% of the outstanding common stock of CNA Financial.

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

    In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health earned premiums is from short duration contracts. The effects of reinsurance on premium revenues are shown in the following schedule:


--------------------------------------------------------------------------------------------
                                                     PREMIUMS
                                   -------------------------------------------
                                                                                  ASSUMED/
SIX MONTHS ENDED JUNE 30              DIRECT     ASSUMED    CEDED        NET        NET %
--------------------------------------------------------------------------------------------
(In thousands of dollars)
1999
     Life                            $312,515   $ 38,004   $319,682   $ 30,837      123%
     Accident and health                2,945    127,487      2,945    127,487      100
--------------------------------------------------------------------------------------------
          TOTAL PREMIUMS             $315,460   $165,491   $322,627   $158,324      105%
============================================================================================

1998
     Life                            $255,982   $ 41,293   $258,973   $ 38,302      108%
     Accident and health                1,827    116,278      1,827    116,278      100%
--------------------------------------------------------------------------------------------
          Total premiums             $257,809   $157,571   $260,800   $154,580      102%
============================================================================================




    Transactions with CAC, as part of the pooling agreement described in Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $187.4 million for the six months ended June 30, 1999, and $111.0 million for the six months ended June 30, 1998. Additionally, benefits and expenses for insurance claims and policyholders' benefits are net of reinsurance recoveries from non-affiliated companies of $139.2 million for the period ended June 30, 1999, and $77.5 million for the same period in 1998.

    Reinsurance receivables reflected on the balance sheets are amounts recoverable from reinsurers who have assumed a portion of VFL's insurance reserves. These balances are principally due from CAC pursuant to the Reinsurance Pooling Agreement.


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

                       VALLEY FORGE LIFE INSURANCE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED


NOTE 4. OTHER COMPREHENSIVE INCOME:


    Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments by, and distributions to, the stockholder. Other comprehensive income (loss) is comprehensive income exclusive of net income. The change in the components of other comprehensive income (loss) are presented in the following table:


--------------------------------------------------------------------------------------------------------------------------
                                                                                            PRE-TAX  TAX (EXPENSE)   NET
THREE MONTHS ENDED JUNE 30, 1999                                                             AMOUNT    BENEFIT     AMOUNT
--------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Net unrealized gains (losses) on investments securities:

    Net unrealized gains (losses) arising during the period                                $(1,304)   $   354        (950)

    Reclassification adjustment for (gains) losses included in net income                     (566)       198        (368)
--------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE LOSS                                                             $(1,870)   $   552     $(1,318)
==========================================================================================================================


                                                                                            Pre-tax  Tax (Expense)   Net
Three Months Ended June 30, 1998                                                            Amount      Benefit     Amount
--------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Net unrealized gains (losses) on investments securities:

    Net unrealized gains (losses) arising during the period                                $(3,606)   $ 1,263     $(2,343)

    Reclassification adjustment for (gains) losses included in net income                    5,428     (1,900)      3,528
--------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income                                                           $ 1,822    $  (637)    $ 1,185
==========================================================================================================================



--------------------------------------------------------------------------------------------------------------------------
                                                                                            PRE-TAX  TAX (EXPENSE)   NET
SIX MONTHS ENDED JUNE 30, 1999                                                              AMOUNT      BENEFIT    AMOUNT
--------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Net unrealized gains (losses) on investments securities:

    Net unrealized gains (losses) arising during the period                                $(5,323)   $ 1,851     $(3,472)

    Reclassification adjustment for (gains) losses included in net income                   (2,851)       998      (1,853)
--------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE LOSS                                                             $(8,174)   $ 2,849     $(5,325)
==========================================================================================================================


                                                                                            Pre-tax  Tax (Expense)   Net
Six Months Ended June 30, 1998                                                              Amount      Benefit     Amount
--------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Net unrealized gains (losses) on investments securities:

    Net unrealized gains (losses) arising during the period                                $(1,750)   $   613     $(1,137)

    Reclassification adjustment for (gains) losses included in net income                    2,962     (1,037)      1,925
--------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income                                                           $ 1,212    $  (424)    $   788
==========================================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED


NOTE 5. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:


    In December 1997, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, VFL adopted SOP 97-3 effective January 1, 1999 and an after-tax charge of $234,000 ($360,000 pre-tax) was recorded during 1999 to reflect the cumulative effect of a change in accounting principle.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


    The following discussion and analysis should be read in conjunction with the condensed financial statements (unaudited) and notes thereto found on pages 3 to 10, which contain additional information helpful in evaluating operating results and financial condition.


    VFL, along with its parent CAC, markets and underwrites insurance products designed to satisfy the life, health and retirement needs of individuals and groups. The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life, accident and health, consisting primarily of major medical and hospitalization and pension products. VFL also market a portfolio of variable products, including annuity and universal life products. These variable products offer policyholders the option of allocating payments to one or more variable accounts or to a guaranteed income account or both. Payments allocated to the variable accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.


    The operations, assets and liabilities of VFL and its parent, CAC, are managed on a combined basis pursuant to a Reinsurance Pooling Agreement. Under this Reinsurance Pooling Agreement, VFL cedes all of its business, excluding its Separate Account business, to its parent, CAC. This ceded business is then pooled with the business of CAC, which excludes CAC's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


RESULTS OF OPERATIONS:


    The following table summarizes key components of VFL's operating results for the three months and six months ended June 30, 1999 and 1998.



-----------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS                SIX MONTHS
PERIOD ENDED JUNE 30                                                   1999         1998           1999         1998
-----------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

OPERATING SUMMARY

Revenues (excluding realized investment gains/losses):

  Premiums                                                            $  83,651    $  73,025    $ 158,324    $ 154,580

  Net investment income                                                   9,004        9,032       18,108       17,623

  Other                                                                   3,597        2,595        5,262        4,156
                                                                      ---------    ---------     --------     --------
     Total revenues                                                      96,252       84,652      181,694      176,359

Benefits and expenses                                                    91,374       79,556      170,781      167,119
                                                                      ---------    ---------     --------     --------

  Operating income before income tax                                      4,878        5,096       10,913        9,240

Income tax (expense)                                                     (1,737)      (1,805)      (4,146)      (3,325)
                                                                      ---------    ---------     --------     --------

     Net operating income

     (excluding realized investment gains/losses)                         3,141        3,291        6,767        5,915

Net realized investment gains (losses), net of income tax                (7,991)         989      (10,763)       2,284
                                                                      ---------    ---------     --------     --------

  Income before cumulative effect of change in accounting principle      (4,850)       4,280       (3,996)       8,199

Cumulative effect of change in accounting principle, net of taxes          --           --           (234)        --
-----------------------------------------------------------------------------------------------------------------------

 NET INCOME (LOSS)                                                    $  (4,850)   $   4,280     $ (4,230)    $  8,199
=======================================================================================================================


    VFL's revenues, excluding net realized investment gains (losses), were $181.7 million for the first six months of 1999, compared to $176.4 million for the same period in 1998. Premiums for the six months ended June 30, 1999 increased approximately 2.4% to $158.3 million compared to $154.6 million for the same period in 1998. The increase in premiums is due to an increase in the premiums earned for the Federal Employees Health Benefits Plan. This positive effect was offset somewhat by the decision to exit the insured comprehensive medical market, and by lower sales of single premium fixed annuity products.


    Premiums for the three months ended June 30, 1999 increased approximately 14.6% to $83.7 million compared to $73.0 million for the same period in 1998. This increase in premiums can be attributed to the same factors that accounted for the increase in premiums for the six month reporting period, more fully discussed above.


    VFL's investment income for the six months ended June 30, 1999 was $18.1 million, an increase of 2.8% from the comparable 1998 period when investment income was $17.6 million. The increase is attributable to a larger portfolio of fixed maturity investments, funded by premiums received during the twelve months ended June 30, 1999.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


    VFL's realized investment losses, net of tax for the six months ended June 30, 1999 of $10.8 million, compares unfavorably to $2.3 million of investment gains, net of tax, realized during the comparable period in 1998. Sales of fixed maturity securities accounted for virtually all of the net realized gains and (losses) in both reporting periods. Accordingly, the interest rate environment during all 1999 and 1998 reporting periods was an important factor underlying the comparative realized investment results. VFL's realized investment gains (losses), net of tax for the three months ended June 30, 1999 and 1998 were $(8.0) million and $1.0 million, respectively. This decline in investment gains can be attributed to the same factors underlying realized investment performance for the six month reporting periods, more fully discussed above.


FINANCIAL CONDITION:


    Assets increased approximately $187 million from December 31, 1998 to $3,178 million as of June 30, 1999. VFL's cash and invested assets decreased by $31 million from December 31, 1998 to $591 million.


    During the first six months of 1999, VFL's stockholder's equity decreased by $9.5 million, or 3.6%, to approximately $254.3 million. The decrease in stockholder's equity in 1999 is due primarily to a net loss of $4.2 million and other comprehensive loss of $5.3 million during the six months ended June 30, 1999.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


INVESTMENTS:

    The following table summarizes VFL's investments shown at cost or amortized cost and carrying value at June 30, 1999 and December 31, 1998:


----------------------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                                 JUNE 30,                December 31,
                                                              1999          %         1998           %
----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
 Fixed maturity securities:
   U.S. Treasury Securities and
   obligations of government agencies                     $  240,729       40.8%      223,743       36.6%
   Asset backed securities                                    99,393       16.8       109,207       17.8
   Other debt securities                                     141,225       23.9       121,685       19.9
----------------------------------------------------------------------------------------------------------
      Total fixed maturity securities                        481,347       81.5       454,635       74.3
Common stocks                                                    981        0.1           981        0.2
Policy loans                                                  74,213       12.6        74,150       12.1
Other invested assets                                            446        0.1           485        0.1
Short-term investments                                        33,500        5.7        81,418       13.3
----------------------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                             $  590,487      100.0%   $  611,669      100.0%
==========================================================================================================
INVESTMENTS AT CARRYING VALUE*                            $  586,887               $  618,787
==========================================================================================================
* As reported on the Balance Sheet



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

    VFL's investments in fixed maturity securities are carried at a fair value of $476.3 million at June 30, 1999, compared with $460.5 million at December 31, 1998. At June 30, 1999, net unrealized losses on fixed maturity securities amounted to approximately $5.1 million. This compares with net unrealized gains of approximately $5.9 million at December 31, 1998. The gross unrealized gains and (losses) for the fixed maturities portfolio at June 30, 1999 were $3.0 million and $(8.1) million, respectively, compared to $6.9 million and $(1.0) million, respectively, at December 31, 1998.

    VFL's investments in equity securities are carried at a fair value of $2.6 million and $2.2 million at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999, unrealized gains on equity securities amounted to approximately $1.6 million. This compares with unrealized gains of approximately $1.2 million at December 31, 1998. There were no unrealized losses on equity securities at June 30, 1999 and December 31, 1998.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

    The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):


------------------------------------------------------------------------------------------------------
                                                          JUNE 30,               December 31,
                                                            1999          %          1998         %
------------------------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and affiliated securities               $ 279,846       58.8       $ 270,600      58.8
Other AAA rated                                            64,547       13.5          76,258      16.5
AA and A rated                                             37,263        7.8          53,528      11.6
BBB rated                                                  91,312       19.2          54,241      11.8
Below investment grade                                      3,297        0.7           5,889       1.3
------------------------------------------------------------------------------------------------------
          TOTAL                                         $ 476,265      100.0       $ 460,516     100.0
======================================================================================================


    Included in the carrying value of fixed maturity securities at June 30, 1999 are $97.6 million of asset-backed securities, consisting of approximately 46% in collateralized mortgage obligations (CMOs), 40% in U.S. government agency issued pass-through certificates, 8% in corporate mortgage-backed pass-through certificates and 6% in corporate asset-backed obligations. The majority of CMOs held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

    CMOs are subject to prepayment risk that tends to vary with changes in interest rates. During periods of declining interest rates, CMOs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow. VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. Net unrealized gains (losses) on CMOs is $(0.8) million and $1.0 million at June 30, 1999 and December 31, 1998, respectively. VFL avoids investments in complex mortgage derivatives and does not have any investments in mortgage loans or real estate.

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

    Derivative financial instruments consist of interest rate caps in the general account and purchased options in the Separate Accounts at June 30, 1999. The gross notional or contractual amounts of derivative financial instruments in the general account totaled $50 million at June 30, 1999 and December 31, 1998. The gross notional principal or contractual amounts of derivative financial instruments in the Separate Accounts totaled $1.5 million at June 30, 1999 and December 31, 1998. The fair value of derivative financial instruments in the general account and Separate Accounts at June 30, 1999 totaled $0.4 million and $0.5 million, respectively. The fair value of derivative financial instruments in the general account and Separate Accounts at December 31, 1998 totaled $0.1 million and $0.5 million, respectively. Net realized gains on derivative financial instruments held in the general account and Separate Accounts were $0.2 million, while net realized gains on derivatives in the Separate Accounts were not material for the period ended June 30, 1999. Net realized losses on derivative financial instruments held in the

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED

general account totaled $0.3 million while net realized gains (losses) on derivatives in the Separate Accounts were not material for the 1998 reporting period.

    High yield securities are bonds rated below investment grade by bond rating agencies, and other unrated securities which, in the opinion of management, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than that of investment grade securities. Returns are expected to compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.1% and 0.2% of total assets as of June 30, 1999 and December 31, 1998, respectively. At June 30, 1999 and December 31, 1998, net unrealized gains on high yield securities were approximately $0.3 million.

                      VALLEY FORGE LIFE INSURANCE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


IMPACT OF YEAR 2000 ON VFL:

    The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates after 1999. Such malfunctions could lead to business delays and disruptions. VFL does not maintain any systems. Instead, it relies on the systems of CNA Financial, third party vendors and other business partners. CNA Financial, on behalf of VFL, has a plan under which it reviews periodically the progress that these parties are making on this issue. As of December 1, 1998, CNA Financial had certified internally as Year 2000-ready all of the internal systems used by VFL. However, as business conditions change, CNA may respond by revising previous Year 2000 strategies or solutions affecting specific systems. In limited cases, a system that was to have been replaced, instead, may be renovated to become Year 2000 ready prior to January 1, 2000. VFL does not believe these changes will have a material impact on the Company.

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

    Based on its current assessment, CNA Financial estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing will be approximately $70 million. As of June 30, 1999, CNA Financial has spent approximately $60 million on Year 2000 readiness matters. VFL is allocated its proportionate share of this cost.

                      VALLEY FORGE LIFE INSURANCE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


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

    During the first six months of 1999, VFL's operating activities generated net positive cash flows of approximately $11.4 million, compared with net negative cash flows of $8.3 million for the same period in 1998.

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

                      VALLEY FORGE LIFE INSURANCE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


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

    The sensitivity analysis modeled an instantaneous increase and decrease in market interest rates of 100 and 150 basis points from their levels at June 30, 1999 with all other variables held constant. A 100 and 150 basis point increase in market interest rates would result in a pre-tax decrease in the net financial instrument position of $25.4 million and $36.8 million, respectively. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $28.8 million and $44.0 million, respectively.

    Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard & Poor's 500 Index (the Index) from its level of June 30, 1999 with all other variables held constant. VFL's equity holdings were assumed to be perfectly positively correlated with the Index. A 10% and 25% decrease in the Index would result in a $11.1 million and $27.8 million decrease, respectively, in the market rate of VFL's equity investments. Of these amounts, $10.8 million and $27.1 million, respectively, would be offset by decreases in liabilities to customers under variable annuity contracts. Similarly, increases in the Index would result in like increases in the market value of VFL's equity investments and increases in liabilities to customers under variable annuity contracts.

    The sensitivity analysis also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. Dollar from their levels at June 30, 1999, with all other variables held constant. A 10% and 20% strengthening of the U.S. Dollar versus other currencies would result in decreases of $0.6 million and $1.2 million in the market value of financial instruments that are denominated in foreign currencies. Weakening of the U.S. Dollar versus all other currencies would result in like increases in the market value of financial instruments that are denominated in foreign currencies.

                      VALLEY FORGE LIFE INSURANCE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


MARKET RISK - (CONTINUED)

    The following table reflects the estimated effects on the market value of VFL's financial instruments due to an increase in interest rates of 100 basis points, a 10% decline in the S&P 500 Index, and a decline of 10% in foreign currency exchange rates.


---------------------------------------------------------------------------------------------------------
                                                     MARKET       INTEREST         CURRENCY        EQUITY
        JUNE 30, 1999                                VALUE        RATE RISK          RISK           RISK
---------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Held for Trading Purposes
  General Account:
     Interest Rate Caps                              $  351         $  263          $  --          $  --
  Separate Accounts:
   Other derivative securities                          514             --             --            (51)
---------------------------------------------------------------------------------------------------------
          Total trading securities                      865            263             --            (51)
---------------------------------------------------------------------------------------------------------
Held for Other Than Trading Purposes
  General Account:
   Fixed maturity securities                        476,265        (25,665)          (578)            --
   Equity securities                                  2,558             --             --           (256)
    Short-term investments                           33,500             (3)            --             --
---------------------------------------------------------------------------------------------------------
          Total general account                     512,323        (25,668)          (578)          (256)
---------------------------------------------------------------------------------------------------------
  Separate Account Business:
   Fixed maturity securities                            148             (8)            --             --
   Equity securities                                108,312             --             --        (10,831)
    Short-term investments                           19,717            (11)            --             --
---------------------------------------------------------------------------------------------------------
          Total Separate Accounts business          128,177            (19)            --        (10,831)
---------------------------------------------------------------------------------------------------------
          Total securities held for other than
                  trading purposes                  640,500        (25,687)          (578)       (11,087)
---------------------------------------------------------------------------------------------------------

TOTAL SECURITIES                                   $641,365      $ (25,424)      $   (578)      $(11,138)
=========================================================================================================


                      VALLEY FORGE LIFE INSURANCE COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONTINUED


MARKET RISK - (CONTINUED)

    The following table reflects the estimated effects on the market value of VFL's financial instruments due to an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 Index, and a decline of 20% in foreign currency exchange rates.


---------------------------------------------------------------------------------------------------------
                                                     MARKET       INTEREST         CURRENCY        EQUITY
        JUNE 30, 1999                                VALUE        RATE RISK          RISK           RISK
---------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Held for Trading Purposes
  General Account:
     Interest Rate Caps                            $    351      $     524       $     --       $     --
  Separate Accounts:
   Other derivative securities                          514             --             --           (129)
---------------------------------------------------------------------------------------------------------
          Total trading securities                      865            524             --           (129)
---------------------------------------------------------------------------------------------------------
Held for Other Than Trading Purposes
  General Account:
   Fixed maturity securities                        476,265        (37,278)        (1,156)            --
   Equity securities                                  2,558             --             --           (639)
    Short-term investments                           33,500             (5)            --             --
---------------------------------------------------------------------------------------------------------
          Total general account                     512,323        (37,283)        (1,156)          (639)
---------------------------------------------------------------------------------------------------------
  Separate Account Business:
   Fixed maturity securities                            148            (10)            --             --
   Equity securities                                108,312             --             --        (27,078)
    Short-term investments                           19,717            (17)            --              -
---------------------------------------------------------------------------------------------------------
          Total Separate Accounts business          128,177            (27)            --        (27,078)
---------------------------------------------------------------------------------------------------------
          Total securities held for other than
                  trading purposes                  640,500        (37,310)        (1,156)       (27,717)
---------------------------------------------------------------------------------------------------------

TOTAL SECURITIES                                   $641,365      $ (36,786)      $ (1,156)      $(27,846)
=========================================================================================================


                      VALLEY FORGE LIFE INSURANCE COMPANY

                           PART II OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     On August 16, 1999, CNA Financial Corporation issued a press release announcing the appointment of Robert V. Deutsch as chief financial officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:



Exhibit                                            Page
Number              Description                   Number
------              -----------                   ------

10(k)               Financial Support Agreement     25
27                  Financial Data Schedule         28


(b) REPORTS ON FORM 8-K:

     There were no reports on Form 8-K for the three months ended June 30, 1999.

                      VALLEY FORGE LIFE INSURANCE COMPANY

                           PART II OTHER INFORMATION


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Valley Forge Life Insurance Company

                                   By   W. JAMES MACGINNITIE
                                      ------------------------------------------
                                        W. James MacGinnitie
                                        Director, Senior Vice President
                                        and Chief Financial Officer


Date:  August 16, 1999