Form 10-Q
period 1999-09-30
VALLEY FORGE LIFE INSURANCE CO
filed 1999-11-15
CIK 1007008

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTERLY PERIOD ENDED                 COMMISSION FILE NUMBER 333-1083
     SEPTEMBER 30, 1999
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

                                 (312) 822-5000

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                              OUTSTANDING AT NOVEMBER 12, 1999

Common Stock, Par value $50.00                         50,000



THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   (1 OF 20)

                       VALLEY FORGE LIFE INSURANCE COMPANY



                                      INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
-------   ---------------------                                        --------

ITEM 1. CONDENSED FINANCIAL STATEMENTS:

CONDENSED BALANCE SHEETS
     SEPTEMBER 30, 1999 (Unaudited) AND DECEMBER 31, 1998.....................3

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
     FOR THE THREE-AND NINE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998..........4

CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)
     FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998....................5

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
     FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998....................6

NOTES TO CONDENSED FINANCIAL
     STATEMENTS, SEPTEMBER 30, 1999...........................................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.................................... 11


PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K................................ 18

SIGNATURES...................................................................19

EXHIBIT 27 FINANCIAL DATA SCHEDULE...........................................20

                      VALLEY FORGE LIFE INSURANCE COMPANY

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                                  September 30,  December 31,
(In thousands of dollars)                                                             1999           1998
-------------------------------------------------------------------------------------------------------------
Assets:
   Investments:
     Fixed maturities available-for-sale (amortized cost: $493,941 and $454,635)  $     486,806  $     460,516
     Equity securities available-for-sale (cost: $0 and $981)                                53          2,218
     Policy loans                                                                        75,326         74,150
     Other invested assets                                                                  319            485
     Short-term investments                                                              77,722         81,418
                                                                                  -------------  -------------
          Total investments                                                             640,226        618,787
   Cash                                                                                  34,759          3,750
   Receivables:
     Reinsurance                                                                      2,329,323      2,119,897
     Premium and other insurance                                                         45,425         54,664
   Deferred acquisition costs                                                           123,066        111,963
   Accrued investment income                                                              8,105          7,721
   Receivables for securities sold                                                        1,917              -
   Due from affiliates                                                                      566              -
   Deferred income taxes                                                                  4,054              -
   Other                                                                                  6,325            902
   Separate Account business                                                            153,858         73,745
--------------------------------------------------------------------------------------------------------------
          Total assets                                                             $  3,347,624    $ 2,991,429
==============================================================================================================
Liabilities and Stockholder's Equity:
Liabilities:
   Insurance reserves:
     Future policy benefits                                                        $  2,673,385    $ 2,438,305
     Claims                                                                             128,502         93,001
     Policyholders' funds                                                                45,029         42,746
   Payables for securities purchased                                                      1,828            370
   Federal income taxes payable                                                             987          6,468
   Deferred income taxes                                                                      -          6,213
   Due to affiliates                                                                          -          1,946
   Commissions and other payables                                                        90,120         64,815
   Separate Account business                                                            153,858         73,745
                                                                                  -------------  -------------
          Total liabilities                                                           3,093,709      2,727,609
                                                                                  -------------  -------------
Commitments and contingent liabilities - Note 3                                               -              -
Stockholder's Equity
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                              2,500          2,500
   Additional paid-in capital                                                            69,150         69,150
   Retained earnings                                                                    185,706        187,683
   Accumulated other comprehensive income (loss)                                         (3,441)         4,487
                                                                                  -------------  -------------
          Total stockholder's equity                                                    253,915        263,820
--------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholder's equity                               $  3,347,624    $ 2,991,429
==============================================================================================================

     See accompanying Notes to Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------
                                                          THREE MONTHS               NINE MONTHS
NINE MONTHS ENDED SEPTEMBER 30                         1999         1998          1999         1998
(In thousands of dollars)
-----------------------------------------------------------------------------------------------------

Revenues:
   Premiums                                         $ 74,272     $ 76,936      $ 232,596    $ 231,516
   Net investment income                              10,130        8,879         28,238       26,502
   Realized investment gains(losses)                  (1,149)         967        (19,051)       4,480
   Other                                                 253        1,113          5,515        5,269
                                                    --------     --------      ---------    ---------
                                                      83,506       87,895        247,298      267,767
                                                    --------     --------      ---------    ---------
Benefits and expenses:
   Insurance claims and policyholders' benefits       71,052       74,163        222,054      219,544
   Amortization of deferred acquisition costs          4,450        3,465         10,515        8,632
   Other operating expenses                            3,994        9,825         17,708       26,396
                                                    --------     --------      ---------    ---------
                                                      79,496       87,453        250,277      254,572
                                                    --------     --------      ---------    ---------
     Income (loss) before income tax                   4,010          442         (2,979)      13,195
Income tax expense (benefit)                           1,757          123         (1,236)       4,677
                                                    --------     --------      ---------    ---------
     Income before cumulative effect of change
          in accounting principle                      2,253          319         (1,743)       8,518
Cumulative effect of change in accounting
          principle, net of taxes - Note 5                 -            -            234            -
                                                    --------     --------      ---------    ---------

     NET INCOME (LOSS)                              $  2,253     $    319      $  (1,977)   $   8,518
=====================================================================================================

     See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                  CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                 Additional                                     Other           Total
                                     Common        Paid-in   Comprehensive     Retained    Comprehensive    Stockholder's
(In thousands of dollars)             Stock        Capital   Income/(Loss)     Earnings     Income/(Loss)       Equity
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          $   2,500    $  39,150                    $ 170,230       $   4,380       $ 216,260
Comprehensive income:
   Net income                               -            -     $   8,518          8,518               -           8,518
Other comprehensive income                  -            -         8,720              -           8,720           8,720
                                                               ---------
   Total comprehensive income                                  $  17,238
                                                               =========
----------------------------------------------------------                    -----------------------------------------
Balance, September 30, 1998         $   2,500    $  39,150                    $ 178,748       $  13,100       $ 233,498
==========================================================                    =========================================

Balance, December 31, 1998          $   2,500    $  69,150                    $ 187,683       $   4,487       $ 263,820
Comprehensive income (loss):
   Net loss                                 -            -     $  (1,977)        (1,977)              -          (1,977)
Other comprehensive loss                    -            -        (7,928)             -          (7,928)         (7,928)
                                                               ---------
   Total comprehensive loss                                    $  (9,905)
                                                               =========
----------------------------------------------------------                    -----------------------------------------
Balance, September 30, 1999         $   2,500    $  69,150                    $ 185,706       $  (3,441)      $ 253,915
==========================================================                    =========================================



     See accompanying Notes to Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                       1999          1998
(In thousands of dollars)
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                $   (1,977)   $   8,518
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Deferred income taxes                                           (5,030)       3,880
     Net realized investment (gains) losses, pre-tax                 19,051       (4,480)
     Amortization of bond discount                                   (1,969)      (3,684)
     Changes in:
        Insurance receivables, net                                 (200,187)    (594,886)
        Deferred acquisition costs                                   (9,833)     (11,832)
        Accrued investment income                                      (384)      (2,467)
        Due from affiliates                                           2,512       38,080
        Federal income taxes                                         (5,481)         676
        Insurance reserves                                          290,528      686,506
        Commissions and other payables and other                     14,465      (49,988)
                                                                 -----------   ----------
            Total adjustments                                       103,672       61,805
                                                                 -----------   ----------
     Net cash provided by operating activities                      101,695       70,323
                                                                 -----------   ----------

INVESTING ACTIVITIES:
Purchases of fixed maturities                                    (1,332,210)    (253,512)
Proceeds from fixed maturities:
  Sales                                                           1,222,475      278,402
  Maturities, calls and redemptions                                  49,453       30,757
Proceeds from sales of equity securities                              2,648            -
Change in policy loans                                               (1,176)      (3,659)
Change in other invested assets                                         214          165
Change in short-term investments                                      5,574      (75,428)
                                                                 -----------   ----------
     Net cash used in investing activities                          (53,022)     (23,275)
                                                                 -----------   ----------

FINANCING ACTIVITIES:
Receipts for investment contracts credited to policyholder
  account balances                                                    9,268       47,914
Return of policyholder account balances on investment contracts     (26,932)    (117,939)
                                                                 -----------   ----------
Net cash used in financing activities                               (17,664)     (70,025)
                                                                 -----------   ----------
Increase (decrease) in cash                                          31,009      (22,977)
Cash at beginning of period                                           3,750       24,565
------------------------------------------------------------------------------------------
Cash at end of period                                            $   34,759    $   1,588
==========================================================================================

          See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION:

    Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (CAC). CAC is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNA Financial). CNA Financial is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. As of September 30, 1999, Loews Corporation owns approximately 86% of the outstanding common stock of CNA Financial.

    VFL markets and underwrites insurance products designed to satisfy the life, health and retirement needs of individuals and groups. Products available in individual policy form include annuities as well as term and universal life insurance. Products available in group policy form include life, pension, accident and health.

    The operations of VFL and its parent, CAC, are managed on a combined basis pursuant to a Reinsurance Pooling Agreement. Under this Reinsurance Pooling Agreement, VFL cedes all of its business, excluding its Separate Account business, to its parent, CAC. This ceded business is then pooled with the business of CAC, which excludes CAC's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of VFL's management, these statements include all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position, results of operations and cash flows in the accompanying condensed financial statements (unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

NOTE 2. REINSURANCE:

    In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health earned premiums is from short duration contracts. The effects of reinsurance on premium revenues are shown in the following schedule:


----------------------------------------------------------------------------------------------------------------------
                                                               PREMIUMS
                                 ---------------------------------------------------------------------
                                                                                                          ASSUMED/
NINE MONTHS ENDED SEPT. 30            DIRECT          ASSUMED           CEDED              NET             NET %
-------------------------------- ----------------- --------------- ----------------- ----------------- ---------------
(In thousands of dollars)
1999
     Life                          $  473,440      $    70,620       $  488,650        $    55,410          127 %
     Accident and health                4,508          177,186            4,508            177,186          100
================================ ================= =============== ================= ================= ===============
          TOTAL PREMIUMS           $  477,948      $   247,806       $  493,158        $   232,596          107 %
================================ ================= =============== ================= ================= ===============

1998
     Life                          $  385,432      $    57,725      $   387,886        $    55,271          104 %
     Accident and health                2,747          176,245            2,747            176,245          100
================================ ================= =============== ================= ================= ===============
          Total premiums           $  388,179      $   233,970      $   390,633        $   231,516          101 %
================================ ================= =============== ================= ================= ===============

    Transactions with CAC, as part of the pooling agreement described in Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies for the nine months ended September 30, 1999 and 1998, were $283.8 million and $176.7 million, respectively. Additionally, insurance claims and policyholders' benefits are net of reinsurance recoveries from non-affiliated companies for the nine months ended September 30, 1999 and 1998, were $188.7 million and $132.4 million, respectively.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


NOTE 4. OTHER COMPREHENSIVE INCOME:


   Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments by, and distributions to, the stockholder. Other comprehensive income (loss) is comprehensive income exclusive of net income. The change in the components of other comprehensive income (loss) are presented in the following table:



------------------------------------------------------------------------------------------------------------------
                                                                      PRE-TAX      TAX (EXPENSE)        NET
THREE MONTHS ENDED SEPTEMBER 30, 1999                                 AMOUNT          BENEFIT          AMOUNT
------------------------------------------------------------------------------------------------------------------

(In thousands of dollars)

Net unrealized gains (losses) on investments securities:

    Net unrealized gains (losses) arising during the period        $  (3,686)       $  1,842        $  (1,844)

    Reclassification adjustment for (gains) losses included           (1,168)            409             (759)
    in net income
------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive (Loss)                                   $  (4,854)       $  2,251       $  (2,603)
==================================================================================================================

                                                                      Pre-tax      Tax (Expense)        Net
Three Months Ended September 30, 1998                                 Amount          Benefit          Amount
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Net unrealized gains (losses) on investments securities:

    Net unrealized gains (losses) arising during the period        $  12,575        $ (4,401)      $  8,174

    Reclassification adjustment for (gains) losses included             (372)            130           (242)
    in net income
------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income                                   $  12,203        $ (4,271)      $  7,932
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                                      PRE-TAX      TAX (EXPENSE)        NET
NINE MONTHS ENDED SEPTEMBER 30, 1999                                  AMOUNT          BENEFIT          AMOUNT
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Net unrealized gains (losses) on investments securities:

    Net unrealized gains (losses) arising during the period        $  (9,009)       $  3,693        $  (5,316)

    Reclassification adjustment for (gains) losses included           (4,019)          1,407           (2,612)
    in net income
------------------------------------------------------------------------------------------------------------------
Total other Comprehensive Loss                                     $ (13,028)       $  5,100        $  (7,928)
==================================================================================================================

                                                                      Pre-tax      Tax (Expense)        Net
Nine Months Ended September 30, 1998                                  Amount          Benefit          Amount
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Net unrealized gains (losses) on investments securities:

    Net unrealized gains (losses) arising during the period        $  10,825         $ (3,789)        $ 7,036

    Reclassification adjustment for (gains) losses included            2,590             (906)          1,684
    in net income
------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income                                   $  13,415         $ (4,695)        $ 8,720
==================================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONCLUDED


NOTE 5. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:


    In December 1997, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 requires that entities recognize liabilities for insurance-related assessments when all of the following criteria have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, VFL adopted SOP 97-3 effective January 1, 1999 and an after-tax charge of $234,000 ($360,000 pre-tax) was recorded in the first quarter of 1999 to reflect the cumulative effect of a change in accounting principle.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




GENERAL:

    The following discussion and analysis should be read in conjunction with the condensed financial statements (unaudited) and notes thereto found on pages 3 to 10, which contain additional information helpful in evaluating operating results and financial condition.

BUSINESS:

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

FORWARD-LOOKING STATEMENTS

     The statements contained in this management discussion and analysis which are not historical facts are forward-looking statements. When included in this management discussion and analysis, the words, "believe," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with the Company; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and stocks); changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings; the effect on the Company with regards to third party corrective actions on Year 2000 compliance; changes in rating agency policies and practices; the results of financing efforts; changes in the Company's composition of operating segments; the actual closing of contemplated transactions and agreements and various other matters and risks (many of which are beyond the Company's control) detailed in the Company's Securities and Exchange Commissions filings. These forward-looking statements speak only as of the date of this management discussion and analysis. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS:


    The following table summarizes key components of VFL's operating results for the three months and nine months ended September 30, 1999 and 1998.


--------------------------------------------------------------------------------------------------------------------

                                                            THREE MONTHS                      NINE MONTHS

PERIOD ENDED SEPTEMBER 30                              1999            1998             1999              1998
--------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
OPERATING SUMMARY

Revenues (excluding realized investment gains/losses):

  Premiums                                            $  74,272          $ 76,936      $ 232,596          $  231,516

  Net investment income                                  10,130             8,879         28,238              26,502

  Other                                                     253             1,113          5,515               5,269
                                                      -----------    --------------    -----------    ----------------

     Total revenues                                      84,655            86,928        266,349             263,287

Benefits and expenses                                    79,496            87,453        250,277             254,572
                                                      -----------    --------------    -----------    ----------------

  Operating income (loss) before income tax               5,159              (525)        16,072               8,715

Income tax (expense)                                     (2,159)              216         (5,432)             (3,109)
                                                      -----------    --------------    -----------    ----------------

     Net operating income (loss)
     (excluding realized investment gains/losses)         3,000              (309)        10,640               5,606

Net realized investment gains (losses), net of
income tax                                                 (747)              628        (12,383)              2,912
                                                      -----------    --------------    -----------    ----------------

  Income (loss) before cumulative effect of
  change in accounting principle                          2,253               319         (1,743)              8,518

Cumulative effect of change in accounting
principle, net of taxes                                       -                 -           (234)                  -
----------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                     $  2,253          $    319      $  (1,977)         $    8,518
======================================================================================================================




    VFL's revenues, excluding net realized investment gains (losses), were $266.3 million for the first nine months of 1999, compared to $263.3 million for the same period in 1998. Premiums for the nine months ended September 30, 1999 increased approximately 0.5% to $232.6 million compared to $231.5 million for the same period in 1998. The slight increase in premiums is due to an increase in the premiums earned for the Federal Employees Health Benefits Plan offset somewhat by the exiting of the insured comprehensive medical market and by lower sales of single premium fixed annuity products.


    Premiums for the three months ended September 30, 1999 decreased approximately 3.5% to $74.3 million compared to $76.9 million for the same period in 1998. This decrease in premiums is primarily attributed to the effects of a term reinsurance treaty that was completed in late 1998. This decline was partially offset by an increase in premium revenue in the life reinsurance business.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


    VFL's investment income for the nine months ended September 30, 1999 was $28.2 million, an increase of 6.6% from the comparable 1998 period when investment income was $26.5 million. The increase is attributable to a larger investment portfolio, funded by net cash flow during the nine months ended September 30, 1999.

    Benefits and expenses were $250.3 million for the nine months ended September 30, 1999 as compared to $254.6 million for the same period in 1998. Contributing to this change was that during the third quarter of 1998, VFL recorded $3.7 million in restructuring and other related charges.


    VFL's net realized investment losses, net of tax for the nine months ended September 30, 1999 of $12.4 million, compares unfavorably to $2.9 million of net investment gains, net of tax, realized during the comparable period in 1998. Sales of fixed maturity securities accounted for virtually all of the net realized gains and losses in both reporting periods. VFL's net realized investment gains (losses), net of tax for the three months ended September 30, 1999 and 1998 were $(0.7) million and $0.6 million, respectively. This decline in investment gains can be attributed to the same factors underlying realized investment performance for the nine month reporting periods, which are more fully discussed above.


    FINANCIAL CONDITION:


    Assets increased approximately $372 million from December 31, 1998 to $3,364 million as of September 30, 1999. VFL's cash and invested assets increased by $69 million from December 31, 1998 to $692 million. Reinsurance receivables increased by $209 million primarily due to the Reinsurance Pooling Agreement with CAC.


    During the first nine months of 1999, VFL's stockholder's equity decreased by $9.9 million, or 3.8% to approximately $253.9 million. The decrease in stockholder's equity in 1999 is due primarily to a net loss of $2.0 million and other comprehensive loss of $7.9 million during the nine months ended September 30, 1999.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED



INVESTMENTS:

    The following table summarizes VFL's investments shown at cost or amortized cost and carrying value at September 30, 1999 and December 31, 1998:

---------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                          SEPTEMBER 30,                         December 31,
                                                          1999           %                     1998           %
---------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
   Fixed maturity securities:
        U.S. Treasury Securities and
        obligations of government agencies           $      261,661     40.4  %          $     223,743        36.6  %
        Asset backed securities                              98,523     15.2                   109,207        17.8
        Other debt securities                               133,757     20.7                   121,685        19.9
---------------------------------------------------------------------------------------------------------------------
      Total fixed maturity securities                       493,941     76.3                   454,635        74.3
Common stocks                                                     0      0.0                       981         0.2
Policy loans                                                 75,326     11.6                    74,150        12.1
Other invested assets                                           427       .1                       485         0.1
Short-term investments                                       77,722     12.0                    81,418        13.3
---------------------------------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                        $      647,416    100.0  %          $     611,669       100.0  %
=====================================================================================================================
INVESTMENTS AT CARRYING VALUE*                       $      640,226                      $     618,787
=====================================================================================================================

*As reported on the Condensed Balance Sheets (Unaudited)

    The investment portfolios of VFL are managed to maximize after-tax investment return, while minimizing credit risks, with investments concentrated in high quality securities to support insurance underwriting operations. The investment portfolios are segregated for the purpose of supporting policy liabilities for universal life, annuities and other interest sensitive products.

    VFL's investments in fixed maturity securities are carried at a fair value of $486.8 million at September 30, 1999, compared with $460.5 million at December 31, 1998. The net unrealized gains and (losses) on fixed maturity securities amounted to approximately $(7.1) million and approximately $5.9 million at September 30, 1999 and December 31, 1998, respectively. The gross unrealized gains and (losses) for the fixed maturities portfolio at September 30, 1999 were $1.8 million and $(8.9) million, respectively, compared to $6.9 million and $(1.0) million, respectively, at December 31, 1998.

    VFL's investments in equity securities are carried at a fair value of $0.1 million and $2.2 million at September 30, 1999 and December 31, 1998, respectively. The unrealized gains on equity securities were $0.1 million and approximately $1.2 million at September 30, 1999 and December 31, 1998, respectively. There were no unrealized losses on equity securities at September 30, 1999 and December 31, 1998.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


  The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):

--------------------------------------------------------------------------------------------------------------
                                                      SEPTEMBER                    December 31,
                                                         30,
                                                         1999          %               1998           %
--------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and affiliated securities               $ 298,278       61.3   %        $ 270,600      58.8 %
Other AAA rated                                            63,727       13.1               76,258      16.5
AA and A rated                                             52,714       10.8               53,528      11.6
BBB rated                                                  66,109       13.6               54,241      11.8
Below investment grade                                      5,978        1.2                5,889       1.3
--------------------------------------------------------------------------------------------------------------
          TOTAL                                         $ 486,806      100.0   %        $ 460,516     100.0 %
==============================================================================================================

    Included in the carrying value of fixed maturity securities at September 30, 1999 are $95.8 million of asset-backed securities, consisting of approximately 47% in collateralized mortgage obligations (CMOs), 40% in U.S. government agency issued pass-through certificates, 8% in corporate mortgage-backed pass-through certificates and 5% in corporate asset-backed obligations. The majority of CMOs held are U.S. government agency issues, which are actively traded in liquid markets and are priced by broker-dealers.

    CMOs are subject to prepayment risk that tends to vary with changes in interest rates. During periods of declining interest rates, CMOs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow. VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. Net unrealized gains (losses) on CMOs is $(1.5) million and $1.0 million at September 30, 1999 and December 31, 1998, respectively. VFL avoids investments in complex mortgage derivatives and does not have any investments in mortgage loans or real estate.

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

    Derivative financial instruments consist of interest rate caps in the general account and purchased options in the Separate Accounts at September 30, 1999. The gross notional or contractual amounts of derivative financial instruments in the general account totaled $50 million at September 30, 1999 and December 31, 1998. The gross notional principal or contractual amounts of derivative financial instruments in the Separate Accounts totaled $1.6 million and $1.5 million at September 30, 1999 and December 31, 1998, respectively. The fair value of derivative financial instruments in the general account and Separate Accounts at September 30, 1999 totaled $0.3 million and $0.5 million, respectively. The fair value of derivative financial instruments in the general account and Separate Accounts at December 31, 1998 totaled $0.1 million and $0.5 million, respectively. Net realized gains and (losses) on derivative financial instruments held in the general account and Separate Accounts were not material for the period ended September 30, 1999 and December 31, 1998.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


    High yield securities are bonds rated below investment grade by bond rating agencies, and other unrated securities which, in the opinion of management, are below investment grade (below BBB). High yield securities generally involve a greater degree of risk than that of investment grade securities. Returns are expected to compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.2% of total assets as of September 30, 1999 and December 31, 1998. At September 30, 1999 and December 31, 1998, net unrealized gains and (losses) on high yield securities were approximately $(0.7) million and $0.3 million, respectively.

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

    During the first nine months of 1999, VFL's operating activities generated net positive cash flows of approximately $101.7 million, compared with net positive cash flows of $70.3 million for the same period in 1998.

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

    Based on its current assessment, CNA Financial estimates that the total cost to replace and upgrade its systems to accommodate Year 2000 processing will be approximately $70 million. As of September 30, 1999, CNA Financial has spent approximately $60 million on Year 2000 readiness matters. VFL is allocated its proportionate share of this cost.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONCLUDED


ACCOUNTING STANDARDS:

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. VFL is currently evaluating the effects of this Statement on its accounting and reporting for derivative securities and hedging activities.

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

                           PART II - OTHER INFORMATION





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

 Exhibit                                   Page
 Number          Description              Number
--------         -----------              ------
   27         Financial Data Schedule       20



(b)  REPORTS ON FORM 8-K:

There were no reports on Form 8-K for the three months ended September 30, 1999.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                          PART II - OTHER INFORMATION




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Valley Forge Life Insurance Company



By  ROBERT V. DEUTSCH
    -------------------
Robert V. Deutsch
Senior Vice President
and Chief Financial Officer


Date: November 15, 1999