Form 10-K405
period 1999-12-31
VALLEY FORGE LIFE INSURANCE CO
filed 2000-03-31
CIK 1007008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ---------------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE YEAR ENDED DECEMBER 31, 1999             COMMISSION FILE NUMBER 333-1083
                       ---------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of December 31, 1999, 50,000 shares of Common Stock (all held by the parent, Continental Assurance Company) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      VALLEY FORGE LIFE INSURANCE COMPANY
                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

 Item                                                                    Page
NUMBER                                                                  NUMBER
------                              PART I                              ------
  1      Business....................................................     3

  2      Properties..................................................     5

  3      Legal Proceedings...........................................     6

  4      Submission of Matters to a Vote of Security Holders.........     6

                                   PART II
  5      Market for Registrant's Common Stock and
          Related Stockholder Matters................................     8

  6      Selected Financial Data.....................................     8

  7      Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations......................................     9

  7A     Market Risk.................................................     15

  8      Financial Statements and Supplementary Data.................     20

  9      Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.....................     42

                                   PART III
  10     Directors and Executive Officers of the Registrant..........     42

  11     Executive Compensation......................................     42

  12     Security Ownership of Certain Beneficial Owners and
          Management.................................................     42

  13     Certain Relationships and Related Transactions..............     42

                                   PART IV
  14     Financial Statements, Schedules, Exhibits and Reports on
          Form 8-K...................................................     42

                                     PART I

ITEM 1.  BUSINESS

     Valley Forge Life Insurance Company (VFL) was incorporated under the laws of the Commonwealth of Pennsylvania on August 9, 1956. VFL is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). CNAF is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. Loews Corporation owns approximately 86% of the outstanding common stock of CNAF.

     VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life insurance, pension products and accident and health insurance, consisting primarily of major medical and hospitalization. VFL also markets a portfolio of variable separate account products, including annuity and universal life products. These products offer policyholders the option of allocating payments to one or more variable separate accounts or to a guaranteed income account or both. Payments allocated to the variable separate accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and for one year for life products.

     The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended July 1, 1996, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This ceded business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

COMPETITION

     VFL is engaged in a business that is highly competitive due to the large number of stock and mutual life insurance companies and other entities marketing insurance products. VFL also faces competition from financial institutions that market mutual funds as an alternative for investors. The combined operations of VFL and Assurance compete for both producers and customers and Assurance and VFL must continuously allocate resources to refine and improve insurance products and services. There are approximately 1,600 companies selling life insurance (including health insurance and pension products) in the United States. The combined companies of VFL and Assurance rank as the thirty-fifth largest life insurance organization based on 1998 consolidated net written premiums.

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

     VFL is also subject to regulation under the insurance laws of all jurisdictions in which it operates. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to various matters, including licensing to transact business, overseeing trade practices, licensing agents, approving contract forms, establishing reserve requirements, establishing maximum interest rates on life insurance contract loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial information and regulating the type and amounts of investments permitted.

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

     Although the Federal government generally does not directly regulate the business of insurance, Federal initiatives often have an impact on the business in a variety of ways. Certain insurance products of VFL are subject to various Federal securities laws and regulations. In addition, current and proposed Federal measures that may significantly affect the insurance business include: regulation of insurance company solvency; employee benefit regulation; permitting banks and similar financial institutions to engage in the insurance business; tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products.

     Increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress resulted in the National Association of Insurance Commissioners (NAIC) developing, a number of years ago, the industry minimum Risk-Based Capital (RBC) requirements. The RBC requirements establish a formal state accreditation process designed to regulate for solvency more closely, thus minimizing the diversity of approved statutory accounting and actuarial practices, and to increase the annual statutory statement disclosure requirements.

     The RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy, below which insurance departments would take action, is defined as the Company Action Level. As of December 31, 1999, VFL's capital exceeded the Company Action Level.

CERTAIN AGREEMENTS

     VFL is party to a Reinsurance Pooling Agreement with Assurance which is discussed in the notes to VFL's Financial Statements, included herein. In addition, VFL is party to the CNA Intercompany Expense Agreement whereby expenses incurred by CNAF and each of its subsidiaries are allocated to the appropriate companies. All acquisition and underwriting expenses allocated to VFL are further subject to the Reinsurance Pooling Agreement with Assurance, so that acquisition and underwriting expenses recognized by VFL are ten percent of the acquisition and underwriting expenses of the combined pool. For information regarding expenses pursuant to the CNA Intercompany Expense Agreement see Note 9 to the Financial Statements.

REINSURANCE

     Information as to VFL's reinsurance business is set forth in Note 8 to the Financial Statements.

EMPLOYEE RELATIONS

     At December 31, 1999, VFL had no employees as it has contracted with Casualty for services provided by Casualty employees. Casualty has experienced satisfactory labor relations and has never had work stoppages due to labor disputes.

GOVERNMENT CONTRACTS

     VFL's premium revenue includes premium under contracts involving U.S. government employees and their dependents. VFL's share of such premium was approximately $209 million, $202 million and $212 million for the three years ended December 31, 1999, 1998 and 1997, respectively.

BUSINESS SEGMENTS

     Information as to VFL's operating segments is set forth in Note 11 to the Financial Statements.

INVESTMENTS

     Information as to VFL's investments is set forth in Note 2 to the Financial Statements.

ITEM 2.  PROPERTIES

     VFL does not own or directly lease any office space. VFL reimburses Casualty for its proportionate share of office facilities.

ITEM 3.  LEGAL PROCEEDINGS

     Information as to VFL's legal proceedings is set forth in Note 10 to the Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(c) OF FORM 10-K.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                          POSITION AND
                          OFFICES HELD
         NAME            WITH REGISTRANT   AGE   PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
         ----            ---------------   ---   -------------------------------------------
Bernard L. Hengesbaugh   Chairman of the   53    Chairman of the Board and Chief Executive Officer of
                         Board                   Registrant since February 1999. Executive Vice President
                         and Chief               and Chief Operating Officer from February 1998 until
                         Executive               February 1999. Prior thereto, Mr. Hengesbaugh was Senior
                         Officer                 Vice President since November 1990. Director of the
                                                 Registrant since April 1998.

Robert V. Deutsch        Senior Vice       40    Senior Vice President and Chief Financial Officer since
                         President and           1999. From June 1987 until August 1999, Mr. Deutsch was
                         Chief                   Executive Vice President, Chief Financial Officer, Chief
                         Financial               Actuary and Assistant Secretary of Executive Risk Inc.
                         Officer                 Director of the Registrant since 1999.
                         and Director

Carol Dubnicki           Senior Vice       49    Senior Vice President since 1998. From 1993 until 1998,
                         President               Ms. Dubnicki was Vice President of Amoco Corporation.
                         and Director            Director of the Registrant since 1999.

Peter E. Jokiel          President and     52    President and Chief Operating Officer of CNA Life since
                         Chief Operating         November 1997. Senior Vice President and Chief Financial
                         Officer, CNA            Officer from November 1990 through October 1997. Mr.
                         Life                    Jokiel served as a Director of the Registrant from July
                                                 1992 through October 1997.

Jonathan D. Kantor       Senior Vice       44    Senior Vice President, Secretary and General Counsel
                         President,              since April 1997. Group Vice President since April 1994.
                         Secretary,              Mr. Kantor has served as a Director of the Registrant
                         General                 since April 1997.
                         Counsel and
                         Director

Donald P. Lofe, Jr.      Group Vice        43    Group Vice President since 1998. From 1991 to 1998, Mr.
                         President               Lofe was a Partner of PricewaterhouseCoopers, L.L.P.
                         and Director            Director of the Registrant since 1999.

John M. Squarok          Group Vice        47    Group Vice President since July 1998. Prior thereto, Mr.
                         President               Squarok was Chief Financial Officer of various
                         and Director            businesses of GE Capital from August 1988 until July
                                                 1998. Director since August 1998.

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

(c) VFL has declared no cash dividends on its common stock in 1997, 1998, or 1999 or through the date of filing this Form 10-K.

(d) CNA announced on March, 8, 2000 that it is exploring a sale of VFL. Through the date of filing this Form 10-K, a buyer has not been identified.

ITEM 6.  SELECTED FINANCIAL DATA

     OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(a) OF FORM 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). CNAF is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. Loews Corporation owns approximately 86% of the outstanding common stock of CNAF.

     The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended July 1, 1996, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This ceded business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

     VFL, along with its parent, Assurance, markets and underwrites products designed to satisfy the life insurance, health insurance and retirement needs of individuals and groups. The individual products consist primarily of term and universal life insurance policies and individual annuities. Group products include life, accident and health insurance, consisting primarily of major medical and hospitalization insurance and pension products. VFL and Assurance also market a portfolio of variable separate account products, including annuity and universal life products. These variable separate account products offer policyholders the option of allocating payments to one or more variable separate accounts or to a guaranteed income account or both. Payments allocated to the variable separate accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder. Payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

     On March 8, 2000, CNA announced that it is exploring the sale of its individual life insurance and life reinsurance businesses. This potential sale would include the sale of VFL and Assurance. CNA has engaged the services of an investment banking firm to assist with this effort. At this time, a buyer has not been identified.

     As expected, several of the major rating agencies placed the ratings of the Assurance Pool under review as a result of this announcement. Each rating agency has slightly different terms for this special review: Standard & Poor's placed the rating on CreditWatch with developing implications; A.M. Best placed the rating under review with developing implications; Duff & Phelps placed the rating on Rating Watch -- Uncertain, implying it could be upgraded or downgraded in the future. When an insurance company experiences a significant event which might be pertinent to its financial strength rating or claims-paying ability rating, the major ratings agencies generally place that company's rating under special review. Such events may include merger, sale, recapitalization, regulatory action, or other significant event.

RESULTS OF OPERATIONS

     The following table summarizes VFL's operating results for each of the last three years:

---------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                        1999        1998        1997
---------------------------------------------------------------------------------------------
(In thousands of dollars)
Operating Revenues (excluding realized
 investment gains/losses):
  Premiums                                                  $ 310,719   $ 315,599   $ 332,172
  Net investment income                                        39,148      35,539      29,913
  Other                                                         4,545       7,959       6,872
                                                            ---------   ---------   ---------
     Total operating revenues                                 354,412     359,097     368,957
Benefits and expenses                                         329,229     349,520     352,530
                                                            ---------   ---------   ---------
  Operating income before income tax                           25,183       9,577      16,427
Income tax expense                                             (8,766)     (3,153)     (5,827)
                                                            ---------   ---------   ---------
  Net operating income before realized investment
   gains(losses) and cumulative effect of change in
   accounting principle                                        16,417       6,424      10,600
  Realized investment gains(losses), net of tax               (12,402)     11,029       2,730
  Cumulative effect of change in accounting principle, net
   of tax                                                        (234)          -           -
---------------------------------------------------------------------------------------------
     NET INCOME                                             $   3,781   $  17,453   $  13,330
=============================================================================================

     VFL's operating revenues, excluding net realized investment gains/losses, declined 1.3% to $354.4 million for 1999 as compared to $359.1 million for 1998 and decreased 3.9% from $369.0 million for 1997. Premiums for 1999 decreased 1.5% to $310.7 million as compared to $315.6 million for 1998 and were down 6.5% from 1997 premiums of $332.2 million. The decrease from both 1999 and 1998 was due, in part, to lower Federal Employee Health Benefit Plan (FEHBP) premiums, reduced group health premiums and an increased use of reinsurance on the individual life term products. The decrease in FEHBP premiums is a result of improved claim experience upon which the premiums are based. The reduction in group health premiums is due to Assurance's decision to exit its Employer and Affinity insurance lines of business.

     VFL's net investment income increased 10.2% to $39.1 million in 1999 from $35.5 million in 1998 and increased 30.9% from 1997 net investment income of $29.9 million. The increase in 1999 net investment income compared to that of 1998 is due to growth in the investment portfolio.

     On a pretax basis, 1999 operating income before realized investment results increased $15.6 million or 163.0% primarily due to a $12.1 million reduction in operating expenses that resulted from improved expense management. On an after tax basis, net income was down $13.7 million as a result of shortening the duration of the bond portfolio mix and realizing an investment loss on unprofitable bonds.

     See Note 12 to the Financial Statements for a discussion of the cumulative effect of change in accounting principle.

FINANCIAL CONDITION

     Assets totaled $3.5 billion at December 31, 1999, an increase of 16.5% over 1998. Major factors for the increase in VFL assets were reinsurance receivables, primarily insurance activity with Assurance, up 13.9% from 1998. VFL separate account assets increased $135 million from 1998 primarily due to increased investment options and increased marketing efforts. VFL's cash and invested assets of $652.8 million increased by $30.3 million, or 4.9%, over the 1998 level of $622.5 million.

     VFL's stockholder's equity was $252.2 million at December 31, 1999, compared to $263.8 million at December 31, 1998.

     The following table summarizes total assets and Stockholder's equity for 1999 and the four preceding years:

----------------------------------------------------------
                                             Stockholder's
                                Assets          Equity
----------------------------------------------------------
(In thousands of dollars)
December 31, 1999             $ 3,509,378      $ 252,154
December 31, 1998             $ 3,013,429      $ 263,820
December 31, 1997             $ 2,368,426      $ 216,260
December 31, 1996             $ 1,980,802      $ 199,540
December 31, 1995             $ 1,641,438      $ 195,472

INVESTMENTS

     The following table summarizes VFL's investments shown at cost or amortized cost and carrying value for the last two years:

DISTRIBUTION OF INVESTMENTS
---------------------------------------------------------------------------------------------
DECEMBER 31                                       1999         %         1998         %
---------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturities:
  U.S. Treasury securities and
   obligations of government agencies           $ 253,041     37.9%    $ 223,743     36.6%
  Asset backed securities                         107,275     16.1       109,207     17.8
  Other debt securities                           188,128     28.2       121,685     19.9
                                                ---------    -----     ---------    -----
     Total fixed maturities                       548,444     82.2       454,635     74.3
Common stocks                                           -        -           981      0.2
Policy loans                                       93,575     14.0        74,150     12.1
Other invested assets                                 406      0.1           485      0.1
Short-term investments                             24,714      3.7        81,418     13.3
---------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                   $ 667,139    100.0%    $ 611,669    100.0%
=============================================================================================
INVESTMENTS AT CARRYING VALUE*                  $ 649,285              $ 618,787
=============================================================================================

* As reported in the Balance Sheet

     The operations and liabilities of VFL and Assurance are managed on a combined basis. The investment portfolios of VFL and Assurance are managed to maximize total after-tax investment return while minimizing credit risks, with investments concentrated in high quality securities to support insurance underwriting operations. The investment portfolios are segregated for the purpose of supporting policy liabilities for universal life, annuities and other interest sensitive products.

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

     VFL's investments in fixed maturities are carried at a fair value of $530.5 million at December 31, 1999, compared with $460.5 million at December 31, 1998. At December 31, 1999, the net unrealized loss on fixed maturities amounted to approximately $11.6 million on an after tax basis resulting from rising interest rates. At December 31, 1998, net unrealized gains for the fixed maturities were approximately $3.8 million after tax. Fluctuations from year-to-year are primarily due to changes in interest rates in the market and the mix of instruments within the portfolio.

The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):

-------------------------------------------------------------------------------------
DECEMBER 31                              1999         %          1998         %
-------------------------------------------------------------------------------------
(In thousands of dollars)
U.S. government and affiliated
 securities                           $  281,680     53.1%    $  270,600     58.8%
Other AAA rated                           73,360     13.8         76,258     16.5
AA and A rated                            61,068     11.5         53,528     11.6
BBB rated                                 94,969     17.9         54,241     11.8
Below investment grade                    19,435      3.7          5,889      1.3
-------------------------------------------------------------------------------------
   TOTAL                              $  530,512    100.0%    $  460,516    100.0%
-------------------------------------------------------------------------------------

     The fair value of VFL's fixed maturities at December 31, 1999, includes $103.1 million of asset-backed securities, consisting of approximately 53% in collateralized mortgage obligations (CMOs), 35% in certain U.S. government agency issued pass-through certificates, 8% in corporate mortgage-backed pass-through certificates and 4% in corporate asset-backed obligations. The majority of the asset-backed securities held are actively traded in liquid markets and are priced by broker-dealers.

     CMOs are subject to prepayment risk that tends to vary with changes in interest rates. During periods of declining interest rates, CMOs generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow. VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in planned amortization classes with relatively short principal repayment windows. Net unrealized losses on CMOs amounted to approximately $2.2 million in 1999 compared to a $1.0 million unrealized gain in 1998. VFL avoids investments in complex mortgage derivatives and does not have any investments in mortgage loans or real estate.

     VFL invests from time to time in certain derivative financial instruments primarily to reduce its exposure to market risk. See Notes 1 and 3 of VFL's Financial Statements for further information regarding derivatives.

     High yield securities are bonds rated below investment grade by bond rating agencies, and other unrated securities which, in the opinion of management, are of a quality comparable to below investment grade (below BBB). High yield securities generally involve a greater degree of risk than that of investment grade securities. Returns are expected to compensate for the added risk. The risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.6% and 0.2% of total assets as of December 31, 1999 and 1998, respectively.

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

Legal/Regulatory Risk

     Legal/regulatory risk is the risk that changes occur in the legal or regulatory environment in which VFL operates. Among these risks are additional expenses not anticipated by VFL in pricing its products or that VFL will experience compliance problems that require significant expenditure to remedy, or that diminish business prospects. Regulatory initiatives, tax law changes, new legal theories or insolvency of other insurance companies, through guaranty fund assessments, may create costs for the insurer beyond those currently recorded in the financial statements. VFL mitigates these risks by offering a wide range of products and by operating throughout the United States, thus reducing its exposure to any single product or region, and also by employing underwriting practices which identify and minimize the adverse impact of legal risk.

Impact of Year 2000 on VFL

     Valley Forge Life Insurance Company (VFL) does not maintain any systems. VFL relies on the systems of CNA and the systems of other business partners. CNA believes that it has successfully resolved the Year 2000 issue. No significant processing or other computer problems related to Year 2000 have arisen at CNA or in any of the systems of the VFL's business partners. CNA does not expect any Year 2000 systems processing problems that would have a material impact on the results of operations or equity of CNA or of VFL.

LIQUIDITY AND CAPITAL RESOURCE

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

     For the year ended December 31, 1999, VFL's operating activities provided cash of $92.1 million, compared with net negative cash flows of $5.2 million in 1998 and net positive operating cash flow of $20.5 million in 1997. The positive net operating cash flows in 1999 are primarily the result of premium receipts in excess of benefit payments, supplemented by increased receipts of ceding allowances and decreased operating expenses. Net cash flows from operations are primarily invested in marketable securities. Investment strategies employed by VFL consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

ACCOUNTING STANDARDS

Accounting for Derivative Instruments and Hedging Activities
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for fiscal years beginning after June 15, 2000. VFL is currently evaluating the effects of this Statement on its accounting and reporting for derivative securities and hedging activities.

Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk
     In October 1998, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This guidance excludes long-duration life and health insurance contracts from its scope. This Statement of Position is effective for financial statements beginning January 1, 2000, with early adoption encouraged. VFL does not expect the adoption to have a significant impact on the results of operations or stockholder's equity of VFL.

ITEM 7A.  MARKET RISK

     Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument. According to the Securities and Exchange Commission (SEC) disclosure rules, discussions regarding market risk focus on only one element of market risk: price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. VFL's primary market risk exposures are due to changes in interest rates, although VFL has certain exposures to changes in equity prices and foreign currency exchange rates.

     Active management of market risk is integral to VFL's operations. VFL may manage its exposure to market risk, within defined tolerance ranges by: 1) changing the character of future investments purchased or sold, 2) using derivatives to offset the market behavior of existing assets and liabilities, or assets expected to be purchased and liabilities expected to be incurred, or 3) rebalancing its existing asset and liability portfolios.

     For purposes of this disclosure, market risk sensitive instruments are to be divided into two categories: instruments entered into for trading purposes and instruments entered into for purposes other than trading.

     Interest Rate Risk: VFL has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. VFL attempts to mitigate its exposure to interest rate risk through active portfolio management. VFL may also reduce this risk by utilizing instruments such as interest rate swaps, interest rate caps, commitments to purchase securities, options, futures and forwards. This exposure is also mitigated by VFL's asset/liability matching strategy.

     Equity Price Risk: VFL is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments which derive their value from such securities or indexes. VFL attempts to mitigate its exposure to such risks by limiting its investment in any one security or index.

     Foreign Exchange Risk: Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. VFL's foreign transactions are primarily denominated in Canadian Dollars. This exposure is mitigated by VFL's asset/liability matching strategy and through the use of forward contracts for those instruments that are not matched.

     Sensitivity Analysis: VFL monitors its sensitivity to interest rate risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of VFL investments and the resulting effect on stockholder's equity. The range of changes chosen reflects VFL's view of changes which are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as VFL's prediction of future market events, but rather as an illustration of the impact of such events. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on VFL's income or stockholder's equity.

Further, the computations do not contemplate any actions VFL would undertake in response to changes in interest rates.

     The sensitivity analysis modeled an instantaneous increase and decrease in the market interest rates of 100 and 150 basis points from their levels at December 31, 1999 with all other variables held constant. A 100 and a 150 basis point increase in market interest rates would result in a pre-tax decrease in the net financial instrument position of $25.2 million and $36.4 million, respectively. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $28.5 million and $44.0 million, respectively.

     Equity price risk was measured assuming an instantaneous 10% and 25% change in the S&P 500 index from its level as of December 31, 1999 with all other variables held constant. VFL's equity holdings were assumed to be positively correlated with the S&P 500 index. At December 31, 1999, a 10% and 25% decrease in the S&P 500 index would result in a $17.6 million and $36.1 million decrease, respectively, in the market rate of VFL's equity investments, primarily equity investments in the separate accounts. Most of the change would be offset by decreases in separate account liabilities to customers under variable annuity contracts. Conversely, increases in the S&P 500 index would result in like increases in the market value of VFL's equity investments and increases in separate account liabilities to customers under variable annuity contracts.

     The sensitivity analysis also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 1999 with all other variables held constant. A 10% and 20% strengthening of the U.S. dollar versus other currencies would result in decreases of $0.7 million and $1.5 million in the market value of financial instruments that are denominated in foreign currencies. Weakening of the U.S. dollar versus all other currencies would result in like increases in the market value of financial instruments that are denominated in foreign currencies.

     The following table reflects the estimated effects on the market value of VFL's financial instruments due to an increase in interest rates of 100 basis points, a 10% decline in the S&P 500 Index, and a decline of 10% in foreign currency exchange rates.

------------------------------------------------------------------------------------------------
                                                 Market      Interest     Currency      Equity
December 31, 1999                                 Value      Rate Risk      Risk         Risk
------------------------------------------------------------------------------------------------
(In thousands of dollars)
Held for Trading Purposes
 General Account:
  Interest Rate Caps                            $     433    $     526     $    -     $       -
 Separate Accounts:
  Other derivative securities                         119            -          -           (12)
------------------------------------------------------------------------------------------------
     Total trading securities                         552          526          -           (12)
------------------------------------------------------------------------------------------------
Held for Other Than Trading Purposes
 General Account:
  Fixed maturity securities                       530,512      (24,926)      (740)            -
  Equity securities                                    51            -          -            (5)
  Short term investments                           24,714           (5)         -             -
------------------------------------------------------------------------------------------------
     Total general account                        555,277      (24,931)      (740)           (5)
------------------------------------------------------------------------------------------------
 Separate Accounts Business:
  Fixed maturity securities                        12,999         (795)         -             -
  Equity securities                               175,772            -          -       (17,577)
  Short term investments                           12,899           (1)         -             -
------------------------------------------------------------------------------------------------
     Total separate accounts business             201,670         (796)         -       (17,577)
------------------------------------------------------------------------------------------------
     Total securities held for other than
      trading purposes                            756,947      (25,727)      (740)      (17,582)
------------------------------------------------------------------------------------------------
     Total all securities                       $ 757,499    $ (25,201)    $ (740)    $ (17,594)
================================================================================================

     The following table reflects the estimated effects on the market value of VFL's financial instruments due to an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 Index, and a decline of 20% in foreign currency exchange rates.

------------------------------------------------------------------------------------------------
                                                 Market      Interest     Currency      Equity
December 31, 1999                                 Value      Rate Risk      Risk         Risk
------------------------------------------------------------------------------------------------
(In thousands of dollars)
Held for Trading Purposes
 General Account:
  Interest Rate Caps                            $     433    $   1,054    $     -     $       -
 Separate Accounts:
  Other derivative securities                         119            -          -           (30)
------------------------------------------------------------------------------------------------
     Total trading securities                         552        1,054          -           (30)
------------------------------------------------------------------------------------------------
Held for Other Than Trading Purposes
 General Account:
  Fixed maturity securities                       530,512      (36,301)    (1,479)            -
  Equity securities                                    51            -          -           (13)
  Short term investments                           24,714           (7)         -             -
------------------------------------------------------------------------------------------------
     Total general account                        555,277      (36,308)    (1,479)          (13)
------------------------------------------------------------------------------------------------
 Separate Accounts Business:
  Fixed maturity securities                        12,999       (1,136)         -             -
  Equity securities                               175,772            -          -       (36,098)
  Short term investments                           12,899           (5)         -             -
------------------------------------------------------------------------------------------------
     Total separate accounts business             201,670       (1,141)         -       (36,098)
------------------------------------------------------------------------------------------------
     Total securities held for other than
      trading purposes                            756,947      (37,449)    (1,479)      (36,111)
------------------------------------------------------------------------------------------------
     Total all securities                       $ 757,499    $ (36,395)   $(1,479)    $ (36,141)
================================================================================================

FORWARD-LOOKING STATEMENTS

     The statements contained in this management discussion and analysis, which are not historical facts, are forward-looking statements. When included in this management discussion and analysis, the words "believe," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with VFL; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and stocks); changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings; the effect on VFL of changes in rating agency policies and practices; the results of financing efforts; changes in VFL's composition of operating segments; the actual closing of contemplated transactions and agreements and various other matters and risks (many of which are beyond VFL's control) detailed in VFL's Securities and Exchange

Commission filings. These forward-looking statements speak only as of the date of this management discussion and analysis. VFL expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in VFL's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report................................   21
Balance Sheets, December 31, 1999 and 1998..................   22
Statements of Operations, three years ended December 31,
  1999......................................................   23
Statements of Stockholder's Equity, three years ended
  December 31, 1999.........................................   24
Statements of Cash Flows, three years ended December 31,
  1999......................................................   25
Notes to Financial Statements...............................   26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Valley Forge Life Insurance Company

     We have audited the accompanying balance sheets of Valley Forge Life Insurance Company (a wholly-owned subsidiary of Continental Assurance Company, which is a wholly-owned subsidiary of Continental Casualty Company, a wholly owned subsidiary of CNA Financial Corporation, an affiliate of Loew's Corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Valley Forge Life Insurance Company as of December 31, 1999 and 1998, and the results of operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 12 to the financial statements, the Company changed its method of accounting for liabilities for insurance-related assessments in 1999.

Deloitte & Touche LLP
Chicago, Illinois
February 23, 2000

                      VALLEY FORGE LIFE INSURANCE COMPANY

                                 BALANCE SHEETS

------------------------------------------------------------------------------------------
DECEMBER 31                                                       1999            1998
------------------------------------------------------------------------------------------
(In thousands of dollars)
ASSETS:
 Investments:
  Fixed maturities available-for-sale (amortized cost:
   $548,444 and $454,635)                                     $   530,512     $   460,516
  Equity securities available-for-sale (cost: $0 and $981)             51           2,218
  Policy loans                                                     93,575          74,150
  Other invested assets                                               433             485
  Short-term investments                                           24,714          81,418
                                                              -----------     -----------
     TOTAL INVESTMENTS                                            649,285         618,787
 Cash                                                               3,529           3,750
 Receivables:
  Reinsurance                                                   2,414,553       2,119,897
  Premium and other                                                82,852          76,690
  Less allowance for doubtful accounts                                (12)            (26)
 Deferred acquisition costs                                       127,297         111,963
 Accrued investment income                                         11,066           7,721
 Receivables for securities sold                                    2,426               -
 Federal income tax recoverable                                     4,316               -
 Other                                                              4,883             902
 Separate Account business                                        209,183          73,745
------------------------------------------------------------------------------------------
     TOTAL ASSETS                                             $ 3,509,378     $ 3,013,429
==========================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
 Insurance reserves:
  Future policy benefits                                      $ 2,751,396     $ 2,438,305
  Claims and claim expense                                        139,653          93,001
  Policyholders' funds                                             43,466          42,746
 Payables for securities purchased                                  2,421             370
 Federal income taxes payable                                           -           6,468
 Deferred income taxes                                              2,694           6,213
 Due to affiliates                                                 12,435           1,946
 Commissions and other payables                                    95,976          86,815
 Separate Account business                                        209,183          73,745
                                                              -----------     -----------
     TOTAL LIABILITIES                                          3,257,224       2,749,609
                                                              -----------     -----------
Commitments and contingent liabilities
Stockholder's Equity
 Common stock ($50 par value; Authorized -- 200,000 shares;
  Issued -- 50,000 shares)                                          2,500           2,500
 Additional paid-in capital                                        69,150          69,150
 Retained earnings                                                191,464         187,683
 Accumulated other comprehensive income (loss)                    (10,960)          4,487
                                                              -----------     -----------
     TOTAL STOCKHOLDER'S EQUITY                                   252,154         263,820
------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 3,509,378     $ 3,013,429
==========================================================================================

                See accompanying Notes to Financial Statements.

                      VALLEY FORGE LIFE INSURANCE COMPANY

                            STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                         1999         1998         1997
------------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
 Premiums                                                    $ 310,719    $ 315,599    $ 332,172
 Net investment income                                          39,148       35,539       29,913
 Realized investment gains (losses)                            (19,081)      16,967        4,200
 Other                                                           4,545        7,959        6,872
                                                             ---------    ---------    ---------
                                                               335,331      376,064      373,157
                                                             ---------    ---------    ---------
Benefits and expenses:
 Insurance claims and policyholders' benefits                  291,547      301,900      307,207
 Amortization of deferred acquisition costs                     13,942       11,807       11,818
 Other operating expenses                                       23,740       35,813       33,505
                                                             ---------    ---------    ---------
                                                               329,229      349,520      352,530
                                                             ---------    ---------    ---------
  Income before income tax expense and cumulative effect of
  Change in accounting principle                                 6,102       26,544       20,627
Income tax expense                                               2,087        9,091        7,297
                                                             ---------    ---------    ---------
  Income before cumulative effect of change in accounting
   principle                                                     4,015       17,453       13,330
  Cumulative effect of change in accounting principle, net
   of tax - Note 12                                                234            -            -
------------------------------------------------------------------------------------------------
  NET INCOME                                                 $   3,781    $  17,453    $  13,330
================================================================================================

                See accompanying Notes to Financial Statements.

                      VALLEY FORGE LIFE INSURANCE COMPANY

                       STATEMENTS OF STOCKHOLDER'S EQUITY

----------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                                             Other
                                                Additional   Comprehensive               Comprehensive       Total
                                      Common     Paid-in        Income       Retained       Income       Stockholder's
                                       Stock     Capital        (Loss)       Earnings       (Loss)          Equity
----------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Balance, December 31, 1996            $2,500     $ 39,150                    $ 156,900     $     990      $ 199,540
Comprehensive income:
 Net income                                -            -      $  13,330        13,330             -         13,330
 Other comprehensive income                -            -          3,390             -         3,390          3,390
                                                               ---------
Total comprehensive income                                     $  16,720
                                                               =========
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997             2,500       39,150                      170,230         4,380        216,260
Capital Contribution from Assurance        -       30,000                            -             -         30,000
Comprehensive income:
 Net income                                -            -      $  17,453        17,453             -         17,453
 Other comprehensive income                -            -            107             -           107            107
                                                               ---------
Total comprehensive income                                     $  17,560
                                                               =========
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             2,500       69,150                      187,683         4,487        263,820
Comprehensive income (loss):
 Net income                                -            -      $   3,781         3,781             -          3,781
 Other comprehensive loss                  -            -        (15,447)            -       (15,447)       (15,447)
                                                               ---------
Total comprehensive loss                                       $ (11,666)
                                                               =========
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            $2,500     $ 69,150                    $ 191,464     $ (10,960)     $ 252,154
======================================================================================================================

                See accompanying Notes to Financial Statements.

                      VALLEY FORGE LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
DECEMBER 31                                                1999           1998          1997
------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                            $      3,781    $   17,453    $   13,330
 Adjustments to reconcile net income to net cash
  flows from operating activities:
  Deferred income tax provision                               4,924         2,058         2,581
  Realized investment losses (gains)                         19,081       (16,967)       (4,200)
  Amortization of bond discount                              (2,999)       (4,821)       (2,438)
  Changes in:
     Receivables, net                                      (300,832)     (544,920)     (269,787)
     Deferred acquisition costs                             (13,866)      (16,746)      (20,765)
     Accrued investment income                               (3,345)       (2,476)         (300)
     Due to/from affiliates                                 (10,489)       37,945        31,500
     Federal income taxes payable and receivable            (10,784)          493         2,151
     Insurance reserves                                     380,939       541,560       221,252
     Commissions and other payables and other                25,642       (18,804)       47,212
                                                       -----------------------------------------
       Total adjustments                                     88,271       (22,678)        7,206
                                                       -----------------------------------------
       NET CASH FLOWS FROM OPERATING ACTIVITIES              92,052        (5,225)       20,536
                                                       -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of fixed maturities                           (1,512,848)     (744,431)     (464,361)
 Proceeds from fixed maturities:
  Sales                                                   1,339,905       741,277       278,459
  Maturities, calls and redemptions                          58,263        33,635        45,442
 Purchases of equity securities                                   -            (5)       (1,334)
 Proceeds from sale of equity securities                      2,647             5         2,447
 Change in short-term investments                            59,455       (73,233)       39,301
 Change in policy loans                                     (19,424)       (7,179)       (6,704)
 Change in other invested assets                                205           (82)         (580)
 Other, net                                                       -             -             -
                                                       -----------------------------------------
       NET CASH FLOWS FROM INVESTING ACTIVITIES             (71,797)      (50,013)     (107,330)
                                                       -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Receipts for investment contracts credited to
  policyholder accounts                                      15,901        30,007       111,478
 Return of policyholder account balances on
  investment contracts                                      (36,377)      (25,584)      (24,878)
 Capital contribution from Assurance                              -        30,000             -
                                                       -----------------------------------------
       NET CASH FLOWS FROM FINANCING ACTIVITIES             (20,476)       34,423        86,600
                                                       -----------------------------------------
       NET CASH FLOWS                                          (221)      (20,815)         (194)
Cash at beginning of period                                   3,750        24,565        24,759
------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                  $      3,529    $    3,750    $   24,565
================================================================================================
Supplemental disclosures of cash flow information:
     Federal income taxes paid                         $      8,260    $    6,651    $    2,488
================================================================================================

                See accompanying Notes to Financial Statements.

                      VALLEY FORGE LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Valley Forge Life Insurance Company (VFL) is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). Loews Corporation owns approximately 86% of the outstanding common stock of CNAF.

     VFL markets and underwrites insurance products designed to satisfy the life, health insurance and retirement needs of individuals and groups. Products available in individual policy form include annuities as well as term and universal life insurance. Products available in group policy form include life, pension, accident and health insurance.

     The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This ceded business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

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

     Future policy benefit reserves- Reserves for traditional life insurance products (whole and term life products) are computed based upon the net level premium method using actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions include a margin for adverse deviation and generally vary by plan, age at issue and policy duration. Interest rates range from 3% to 9%, and mortality, morbidity and withdrawal assumptions reflect VFL and industry experience prevailing at the time of

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 1. - (CONTINUED)
issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Reserves for universal life-type contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 4.45% to 7.25% for the three years ended December 31, 1999.

     Claim and claim expense reserves- Claim reserves include provisions for reported claims in the course of settlement and estimates of unreported losses based upon past experience and estimates of future expenses to be incurred in settlement of claims.

     Reinsurance- In addition to the Reinsurance Pooling Agreement with Assurance, VFL also assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations. VFL utilizes reinsurance arrangements to limit its maximum loss, provide greater diversification of risk and minimize exposures on larger risks. The reinsurance coverages are tailored to the specific risk characteristics of each product line with VFL's retained amount varying by type of coverage. VFL's reinsurance includes coinsurance, yearly renewable term and facultative programs. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability and future policy benefit reserves.

     Deferred acquisition costs- Cost of acquiring life insurance business are capitalized and amortized based on assumptions consistent with those used for computing future policy benefit reserves. Acquisition costs on traditional life business are amortized over the assumed premium paying periods. Universal life and annuity acquisition costs are amortized in proportion to the present value of the estimated gross profits over the products' assumed durations. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred policy acquisition costs had those gains or losses actually been realized, the related unamortized deferred policy acquisition costs are recorded as an adjustment to the unrealized gains or losses included in stockholder's equity.

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

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 1. - (CONTINUED)
     VFL records its derivative securities at fair value at the reporting date and changes in fair value are reflected in realized investment gains and losses. VFL's derivatives are made up of interest rate caps and purchased options and are classified as other invested assets.

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

     Securities lending activities- VFL lends securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with VFL equal to 100% of the fair value of the securities if the collateral is cash, or 102% if the collateral is securities. Cash deposits from these transactions are invested in short term investments (primarily commercial paper) and a liability is recognized for the obligation to return the collateral. VFL continues to receive the interest on loaned debt securities as beneficial owner, and accordingly, loaned debt securities are included in fixed maturity securities. VFL had no securities on loan at December 31, 1999 or 1998.

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

INCOME TAXES

     VFL accounts for income taxes under the liability method. Under the liability method deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Temporary differences primarily relate to insurance reserves, deferred acquisition costs and net unrealized investment gains or losses.

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. INVESTMENTS

     The significant components of net investment income are presented in the following table:

NET INVESTMENT INCOME
-----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                          1999        1998        1997
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturities--Taxable bonds                               $ 30,851    $ 27,150    $ 20,669
Equity securities                                                   54          72          72
Policy loans                                                     4,963       4,760       4,264
Short-term investments                                           2,969       3,803       4,885
Other                                                              778         105         201
                                                              ---------------------------------
                                                                39,615      35,890      30,091
Investment expense                                                 467         351         178
-----------------------------------------------------------------------------------------------
     NET INVESTMENT INCOME                                    $ 39,148    $ 35,539    $ 29,913
===============================================================================================

     Net realized investment gains (losses) and unrealized appreciation (depreciation) in investments are set forth in the following table:

ANALYSIS OF INVESTMENT GAINS (LOSSES)
------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                        1999         1998          1997
------------------------------------------------------------------------------------------------
(In thousands of dollars)
Realized investment gains (losses):
 Fixed maturities                                          $  (20,981)   $  16,907    $   3,333
 Equity securities                                              1,667            0        1,021
 Other                                                            233           60         (154)
                                                           -------------------------------------
                                                              (19,081)      16,967        4,200
Income tax benefit (expense)                                    6,679       (5,938)      (1,470)
                                                           -------------------------------------
     Net realized investment gains (losses)                   (12,402)      11,029        2,730
                                                           -------------------------------------
Change in net unrealized investment gains (losses):
 Fixed maturities                                             (23,813)         441        5,806
 Equity securities                                             (1,186)         (42)        (607)
 Adjustment to deferred policy acquisition costs related
  to unrealized gains (losses) and other                        1,235         (235)          20
                                                           -------------------------------------
                                                              (23,764)         164        5,219
 Deferred income tax (expense) benefit                          8,317          (57)      (1,829)
                                                           -------------------------------------
     Change in net unrealized investment gains (losses)       (15,447)         107        3,390
------------------------------------------------------------------------------------------------
     NET REALIZED AND UNREALIZED INVESTMENT GAINS
      (LOSSES)                                             $  (27,849)   $  11,136    $   6,120
================================================================================================

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. - (CONTINUED)

SUMMARY OF GROSS REALIZED INVESTMENT GAINS (LOSSES)
FOR FIXED MATURITIES AND EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------
                                       1999                      1998                      1997
                             ------------------------   -----------------------   -----------------------
YEAR ENDED DECEMBER 31          FIXED        EQUITY       FIXED        EQUITY       FIXED        EQUITY
(IN THOUSANDS OF DOLLARS)    MATURITIES    SECURITIES   MATURITIES   SECURITIES   MATURITIES   SECURITIES
---------------------------------------------------------------------------------------------------------
Proceeds from sales          $ 1,339,905    $ 2,647     $ 741,277       $  5      $ 278,459     $ 2,447
                             ============================================================================
Gross realized gains         $     4,399    $ 1,667     $  17,604       $  -      $   4,793     $ 1,113
Gross realized losses            (25,380)         -          (697)         -         (1,460)        (92)
                             ----------------------------------------------------------------------------
     NET REALIZED GAINS
      (LOSSES) ON SALES      $   (20,981)   $ 1,667     $  16,907       $  -      $   3,333     $ 1,021
                             ============================================================================

ANALYSIS OF NET UNREALIZED INVESTMENT GAINS (LOSSES)
INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------
DECEMBER 31                                       1999                            1998
                                     ------------------------------   -----------------------------
                                     GAINS     LOSSES        NET       GAINS     LOSSES      NET
---------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturities                     $  666   $ (18,598)  $ (17,932)  $ 6,926   $ (1,045)  $ 5,881
Equity securities                        51           -          51     1,237          -     1,237
Adjustment to deferred policy
  acquisition costs related to
  unrealized gains (losses) and
  other                               1,468        (448)      1,020         -       (215)     (215)
---------------------------------------------------------------------------------------------------
                                     $2,185   $ (19,046)    (16,861)  $ 8,163   $ (1,260)    6,903
                                     ==================               ==================
Deferred income tax benefit
  (expense)                                                   5,901                         (2,416)
---------------------------------------------------------------------------------------------------
     NET UNREALIZED INVESTMENT
       GAINS (LOSSES)                                     $ (10,960)                       $ 4,487
===================================================================================================

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. - (CONTINUED)

SUMMARY OF INVESTMENTS IN FIXED MATURITIES
AND EQUITY SECURITIES AVAILABLE FOR SALE
----------------------------------------------------------------------------------------------------
                                                                   GROSS        GROSS
(IN THOUSANDS OF DOLLARS)                            AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DECEMBER 31, 1999                                      COST        GAINS        LOSSES       VALUE
----------------------------------------------------------------------------------------------------
U.S. Treasuries and obligations of government
  agencies                                           $253,041     $     -      $  6,988    $ 246,053
Asset-backed securities                               107,275          50         4,200      103,125
Corporate securities                                  164,140          98         6,914      157,324
Other debt securities                                  23,988         518           496       24,010
                                                     -----------------------------------------------
     Total fixed maturities                           548,444         666        18,598      530,512
Equity securities                                           -          51             -           51
----------------------------------------------------------------------------------------------------
     TOTAL                                           $548,444     $   717      $ 18,598    $ 530,563
====================================================================================================
December 31, 1998
U.S. Treasuries and obligations of government
  agencies                                           $223,743     $ 1,601      $    563    $ 224,781
Asset-backed securities                               109,207       1,163           180      110,190
Corporate securities                                   98,466       2,512            81      100,897
Other debt securities                                  23,219       1,650           221       24,648
                                                     -----------------------------------------------
     Total fixed maturities                           454,635       6,926         1,045      460,516
Equity securities                                         981       1,237             -        2,218
----------------------------------------------------------------------------------------------------
     Total                                           $455,616     $ 8,163      $  1,045    $ 462,734
====================================================================================================

SUMMARY OF INVESTMENTS IN FIXED MATURITIES BY CONTRACTUAL MATURITY
------------------------------------------------------------------------------------
                                                                       1999
------------------------------------------------------------------------------------
                                                              AMORTIZED      FAIR
DECEMBER 31                                                     COST         VALUE
------------------------------------------------------------------------------------
(In thousands of dollars)
Due in one year or less                                       $  4,130     $   4,115
Due after one year through five years                          180,447       176,798
Due after five years through ten years                         194,438       188,778
Due after ten years                                             62,154        57,697
Asset-backed securities not due at a single maturity date      107,275       103,124
------------------------------------------------------------------------------------
     Total                                                    $548,444     $ 530,512
====================================================================================

     Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 2. - (CONTINUED)
     There are no investments, other than equity securities, that have not produced income for the years ended December 31, 1999 and 1998. Except for investments in securities of the U.S. Government and its Agencies, there are no investments in a single issuer that when aggregated exceed 10% of stockholder's equity at December 31, 1999.

     Securities with carrying values of $2.7 million and $2.8 million were deposited by VFL under requirements of regulatory authorities as of December 31, 1999 and 1998, respectively.

NOTE 3.  FINANCIAL INSTRUMENTS

     In the normal course of business, VFL invests in various financial assets, incurs various financial liabilities, and enters into agreements involving derivative securities, including off-balance sheet financial instruments.

     Fair values are required to be disclosed for all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values may be based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair value. The estimates presented herein are subjective in nature and are not necessarily indicative of the amounts VFL could realize in a current market exchange.

     All non-financial instruments such as deferred acquisition costs, reinsurance receivables, deferred income taxes and insurance reserves are excluded from fair value disclosure. Thus, the total fair value amounts cannot be aggregated to determine the underlying economic value of VFL.

     The carrying amounts reported in the balance sheet approximate fair value for cash, short-term investments, accrued investment income, receivables for securities sold, payables for securities purchased and certain other assets and other liabilities because of their short-term nature. Accordingly, these financial instruments are not

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 3. - (CONTINUED)
listed in the table below. The carrying amounts and estimated fair values of VFL's other financial instrument assets and liabilities are listed below:

-------------------------------------------------------------------------------------------------
                                                          1999                      1998
                                                 ------------------------------------------------
                                                 CARRYING    ESTIMATED     CARRYING    ESTIMATED
DECEMBER 31                                       AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
-------------------------------------------------------------------------------------------------
(In thousands of dollars)
FINANCIAL ASSETS
 Investments:
  Fixed maturities                               $530,512     $530,512     $460,516     $460,516
  Equity securities                                    51           51        2,218        2,218
  Policy loans                                     93,575       87,156       74,150       72,148
  Other                                               433          433          485          485
 Separate Account business:
  Fixed maturities                                 12,999       12,999          247          247
  Equity securities (primarily mutual funds)      175,772      175,772       55,577       55,577
  Other                                               119          119          340          340
FINANCIAL LIABILITIES
 Premium deposits and annuity contracts           294,777      278,810      332,665      312,979
=================================================================================================

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

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 3. - (CONTINUED)
     VFL invests from time to time in certain derivative financial instruments primarily to reduce its exposure to market risk. Financial instruments used for such purposes may include interest rate caps, put and call options, commitments to purchase securities, futures and forwards. VFL also uses derivatives to mitigate the risk associated with certain guaranteed annuity contracts by purchasing certain options in a notional amount equal to the original customer deposit. VFL generally does not hold or issue these instruments for trading purposes.

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

     Derivative financial instruments consist of interest rate caps in the general account and purchased options in the Separate Accounts at December 31, 1999. The gross notional principal or contractual amounts of derivative financial instruments in the general account at December 31, 1999 and 1998 totaled $50 million. The gross notional principal or contractual amounts of derivative financial instruments in the Separate Accounts was $295 thousand at December 31, 1999 and was $1.5 million at December 31, 1998 as the separate accounts sold approximately $1.2 million of notional value in 1999. The contract of notional amounts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

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

     The fair value of derivatives generally reflects the estimated amounts that VFL would receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of VFL's derivatives. For securities not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle, or quoted market prices of comparable instruments. The fair value of derivative financial assets (liabilities) in the general account and Separate Accounts at December 31, 1999 totaled $0.4 million and $0.1 million, respectively, and compares to $0.1 million and $0.5 million, respectively, at December 31, 1998. Net realized gains (losses) on derivative financial instruments at December 31, 1999 totaled $0.4 million in the general account and ($0.1) million in the Separate Accounts. At December 31, 1998, net

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 3. - (CONTINUED)
realized losses on derivative financial instruments held in the general account totaled $0.2 million and net realized gains on derivatives in the Separate Accounts were $0.1 million.

NOTE 4.  STATUTORY CAPITAL AND SURPLUS (UNAUDITED)

     Statutory capital and surplus and net income for VFL are determined in accordance with accounting practices prescribed or permitted by the Pennsylvania Insurance Department. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners as well as state laws, regulations, and general administrative rules. VFL has no material permitted accounting practices. VFL had statutory net income of $8.3 million for the year ended December 31, 1999 and statutory net losses of $8.1 million, and $1.0 million for the years ended December 31, 1998, and 1997 respectively. The statutory net losses for 1998 and 1997 were primarily due to the immediate expensing of acquisition costs which were substantial and related sales of individual life and annuity products. Under GAAP, such costs are capitalized and amortized to income over the duration of these contracts. Statutory capital and surplus for VFL was $153.1 million, 147.1 million, and $125.3 million at December 31, 1999, 1998, and 1997, respectively.

     The payment of dividends by VFL to Assurance without prior approval of the Pennsylvania Insurance Department is limited to formula amounts. As of December 31, 1999, dividends of approximately $15.7 million were not subject to prior Insurance Department approval.

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 5.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments by, and distributions to, the stockholder. Other comprehensive income (loss) is comprehensive income exclusive of net income. The change in the components of accumulated other comprehensive income (loss) are shown in the following tables.

-----------------------------------------------------------------------------------------------
                                                      Pre-tax      Tax (Expense)        Net
Year Ended December 31, 1999                           Amount         Benefit         Amount
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
Net unrealized gains (losses) on investment
  securities:
 Net unrealized holding gains (losses) arising
  during the period                                  $  (19,684)     $   6,889      $  (12,795)
 Adjustment for (gains) losses included in net
  income                                                 (4,080)         1,428          (2,652)
-----------------------------------------------------------------------------------------------
Total Other Comprehensive Income (Losses)            $  (23,764)     $   8,317      $  (15,447)
===============================================================================================

-----------------------------------------------------------------------------------------------
                                                      Pre-tax      Tax (Expense)        Net
Year Ended December 31, 1998                           Amount         Benefit         Amount
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
Net unrealized gains on investment securities:
 Net unrealized holding gains (losses) arising
  during the period                                  $    3,756      $  (1,314)     $    2,442
 Adjustment for (gains) losses included in net
  income                                                 (3,592)         1,257          (2,335)
-----------------------------------------------------------------------------------------------
Total Other Comprehensive Income                     $      164      $     (57)     $      107
===============================================================================================

-----------------------------------------------------------------------------------------------
                                                      Pre-tax      Tax (Expense)        Net
Year Ended December 31, 1997                           Amount         Benefit         Amount
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
Net unrealized gains (losses) on investment
  securities:
 Net unrealized holding gains (losses) arising
  during the period                                  $    6,447      $  (2,256)     $    4,191
 Adjustment for (gains) losses included in net
  income                                                 (1,228)           427            (801)
-----------------------------------------------------------------------------------------------
Total Other Comprehensive Income                     $    5,219      $  (1,829)     $    3,390
-----------------------------------------------------------------------------------------------

NOTE 6.  BENEFIT PLANS

     VFL has no employees as it has contracted with Casualty for services provided by Casualty employees. As Casualty is a wholly-owned subsidiary of CNAF, all Casualty employees are covered by CNAF's Benefit Plans. The plans are discussed below.

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 6. - (CONTINUED)
PENSION PLAN

     CNAF has noncontributory pension plans covering all full-time employees age 21 or over that have completed at least one year of service. While the benefits for the plans vary, they are generally based on years of credited service and the employee's highest sixty consecutive months of compensation. Casualty is included in the CNA Employees' Retirement Plan and VFL is allocated a share of these expenses. The net pension cost allocated to VFL was $1.0 million, $1.1 million and $4.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     CNAF provides certain health and dental care benefits for eligible retirees through age 64, and provides life insurance and reimbursement of Medicare Part B premiums for all eligible retired persons. CNAF funds benefit costs principally on the basis of current benefit payments. Net postretirement benefit cost allocated to VFL was $0.3 million, $0.5 million and $2.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

SAVINGS PLAN

     Casualty is included in the CNA Employees' Savings Plan, which is a contributory plan that allows employees to make regular contributions of up to 16% of their salary subject to limitations prescribed by the Internal Revenue Service. VFL is allocated a share of CNA Employees' Savings Plan expenses. CNAF contributes an amount equal to 70% of the first 6% of salary contributed by the employee. CNAF contributions allocated to and expensed by VFL for the Savings Plan were $0.2 million in each year 1999, 1998 and 1997.

NOTE 7.  INCOME TAXES

     VFL is taxed under the provisions of the Internal Revenue Code, as applicable to life insurance companies, and is included along with Assurance, its parent company, which is ultimately included in the consolidated Federal income tax return of Loews. The Federal income tax provision of VFL generally is computed on a stand-alone basis, as if VFL was filing its own separate tax return.

     VFL maintains a special tax memorandum account designated as the "Shareholder's Surplus Account." Dividends from this account may be distributed to the shareholder without resulting in any additional tax. The amount in the Shareholder's Surplus Account was $151.6 million and $156.3 million at December 31, 1999 and 1998, respectively. Another tax memorandum account, defined as the "Policyholders' Surplus Account," totaled $5.4 million at both December 31, 1999 and 1998. No further additions to this account are allowed. Amounts accumulated in the Policyholders' Surplus Account are subject to income tax if distributed to the stockholder. VFL has no plans for such a distribution and as a result, has not provided for such a tax.

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 7. - (CONTINUED)
     Significant components of VFL's net deferred tax liabilities as of December 31, 1999 and 1998 are shown in the table below:

DECEMBER 31                                                     1999          1998
-------------------------------------------------------------------------------------
(In thousands of dollars)
Insurance reserves                                            $  20,715    $  26,880
Deferred acquisition costs                                      (45,457)     (37,729)
Investment valuation                                              4,166        3,693
Net unrealized gains                                              5,901       (2,416)
Annuity deposits and other                                        9,349        1,009
Other, net                                                        2,632        2,350
-------------------------------------------------------------------------------------
     NET DEFERRED TAX LIABILITIES                             $  (2,694)   $  (6,213)
=====================================================================================

     At December 31, 1999, gross deferred tax assets and liabilities amounted to $44.3 million and $47.0 million, respectively. Gross deferred tax assets and liabilities, at December 31, 1998, amounted to $35.5 million and $41.7 million, respectively.

     The components of income tax expense are as follows:

--------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                          1999       1998       1997
--------------------------------------------------------------------------------------------
(In thousands of dollars)
Current tax expense (benefit)                                 $ (2,837)   $ 7,033    $ 4,716
Deferred tax expense                                             4,924      2,058      2,581
--------------------------------------------------------------------------------------------
  TOTAL INCOME TAX EXPENSE                                    $  2,087    $ 9,091    $ 7,297
============================================================================================

     A reconciliation of the statutory federal income tax rate on income is as follows:

-----------------------------------------------------------------------------------------------
                                                    % OF               % of               % of
                                                   PRETAX             Pretax             Pretax
YEAR ENDED DECEMBER 31                    1999     INCOME    1998     INCOME    1997     INCOME
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
Income taxes at statutory rates          $ 2,136    35.0    $ 9,290    35.0    $ 7,219    35.0
Other                                        (49)   (0.8)      (199)   (0.8)        78     0.4
-----------------------------------------------------------------------------------------------
  INCOME TAX AT EFFECTIVE RATES          $ 2,087    34.2    $ 9,091    34.2    $ 7,297    35.4
===============================================================================================

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 8.  REINSURANCE

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

     In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health insurance premiums is from short duration contracts. The effects of reinsurance on premium revenues are shown in the following table:

-----------------------------------------------------------------------------------------------
                                                      PREMIUMS                      ASSUMED/NET
                                    -----------------------------------------------------------
YEAR ENDED DECEMBER 31               DIRECT      ASSUMED      CEDED        NET           %
-----------------------------------------------------------------------------------------------
(In thousands of dollars)
1999
 Life                               $ 633,764   $ 109,964   $ 666,003   $  77,725       141%
 Accident and Health                    6,539     232,994       6,539     232,994       100
                                    ---------   ---------   ---------   -----------------------
  Total premiums                    $ 640,303   $ 342,958   $ 672,542   $ 310,719       110%
                                    =========   =========   =========   =======================
1998
 Life                               $ 687,644   $  78,156   $ 690,541   $  75,259       104%
 Accident and Health                    4,158     240,340       4,158     240,340       100
                                    ---------   ---------   ---------   -----------------------
  Total premiums                    $ 691,802   $ 318,496   $ 694,699   $ 315,599       101%
                                    =========   =========   =========   =======================
1997
 Life                               $ 564,891   $  81,502   $ 567,217   $  79,176       103%
 Accident and Health                    2,776     252,996       2,776     252,996       100
---------------------------------------------   ---------   ---------   -----------------------
  Total premiums                    $ 567,667   $ 334,498   $ 569,993   $ 332,172       101%
===============================================================================================

     Transactions with Assurance, as part of the Pooling Agreement described in
Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $395.2 million, $263.4 million and $116.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, benefits and expenses for insurance claims and policyholder benefits are net of reinsurance recoveries from non-affiliated companies of $263.4 million, $203.4 million and $77.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 8. - (CONTINUED)
     The impact of reinsurance, including transactions with Assurance, on life insurance in force is shown in the following schedule:

------------------------------------------------------------------------------------------------
                                                 LIFE INSURANCE IN FORCE             ASSUMED/NET
                                       ---------------------------------------------------------
                                        DIRECT     ASSUMED      CEDED       NET           %
------------------------------------------------------------------------------------------------
(In millions of dollars)
DECEMBER 31, 1999                      $ 267,102   $ 42,629   $ 281,883   $ 27,848      153.1%
December 31, 1998                      $ 224,615   $ 32,253   $ 230,734   $ 26,134      123.4
December 31, 1997                      $ 166,308   $ 25,557   $ 168,353   $ 23,512      108.7
================================================================================================

NOTE 9.  RELATED PARTIES

     As discussed in Note 1, VFL is party to a Reinsurance Pooling Agreement with its parent, Assurance. In addition, VFL is party to the CNA Intercompany Expense Agreement whereby expenses incurred by CNAF and each of its subsidiaries are allocated to the appropriate companies. All acquisition and underwriting expenses allocated to VFL are further subject to the Reinsurance Pooling Agreement with Assurance, so that acquisition and underwriting expenses recognized by VFL are ten percent of the acquisition and underwriting expenses of the combined pool. Pursuant to the foregoing agreements, VFL recorded amortization of deferred acquisition costs and other operating expenses totaling $37.5 million, $47.6 million and $45.3 million for 1999, 1998 and 1997, respectively. Expenses of VFL exclude $5.6 million, $9.2 million and $9.9 million of general and administrative expenses incurred by VFL and allocated to CNAF for the years ended December 31, 1999, 1998 and 1997 respectively. At December 31, 1999 VFL had a payable of $12.4 million to affiliated companies and a $1.9 million payable at December 31, 1998.

     There are no interest charges on intercompany receivables or payables. In 1998, Assurance made a $30.0 million capital contribution to VFL.

NOTE 10.  LEGAL

     VFL is party to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the results of operations or stockholder's equity of VFL.

NOTE 11.  BUSINESS SEGMENTS

     VFL operates in one reportable segment, the business of which is to market and underwrite insurance products designed to satisfy the life, health and retirement needs of individuals and groups. VFL products are distributed primarily in the United States. Premium revenues earned outside the United States are not material.

                      VALLEY FORGE LIFE INSURANCE COMPANY

NOTE 11. - (CONTINUED)
     The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended, VFL cedes all of its business, excluding its Separate Account business, to Assurance which is then pooled with the business of Assurance, excluding Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

     The following presents premiums by product group for each of the years in the three years ended December 31, 1999:

------------------------------------------------------------------------------------------------
(In thousands of dollars)                                      1999         1998         1997
------------------------------------------------------------------------------------------------
Life                                                         $  77,725    $  75,259    $  79,176
Accident and Health                                            232,994      240,340      252,996
------------------------------------------------------------------------------------------------
Total                                                        $ 310,719    $ 315,599    $ 332,172
------------------------------------------------------------------------------------------------

     Assurance provides health insurance benefits to postal and other federal employees under the Federal Employees Health Benefit Plan (FEHBP). Premiums under this contract totaled $2.1 billion, $2.0 billion and $2.1 billion for the years ended December 31, 1999, 1998 and 1997, respectively, and the portion of these premiums assumed by VFL under the Reinsurance Pooling Agreement totaled $209 million, $202 million and $212 million for the years ended December 31, 1999, 1998 and 1997 respectively.

NOTE 12.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In the first quarter of 1999, VFL adopted Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating the entity to pay or probable assessment has occurred on or before the date of the financial statements. Adoption of SOP 97-3 resulted in an after tax charge of $234 thousand ($360 thousand, pretax) as a cumulative effect of a change in accounting principle. The pro forma effect of adoption on reported results for prior periods is not significant.

                      VALLEY FORGE LIFE INSURANCE COMPANY

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SEE PAGE 7 FOR LIST OF DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION

OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(C) OF FORM 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(C) OF FORM 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(C) OF FORM 10-K.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

      A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 20 in ITEM 8.

(A)(2) FINANCIAL STATEMENT SCHEDULES.

                                                                                       PAGE
                                                                                       ----

                         Supplementary Insurance Information.........................
      Schedule III                                                                      47

                         Valuation and Qualifying Accounts and Reserves..............
      Schedule V                                                                        48

                      VALLEY FORGE LIFE INSURANCE COMPANY

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

3(ii) Bylaws are incorporated herein by reference to exhibit number 6 to the Form N-EL Registration Statement filed with the Securities and Exchange Commission on February 20, 1996 (File No. 333-1087).

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

4(e) Policy Application is incorporated herein by reference to exhibit number 5 to the Form N-4EL Registration Statement filed with the Securities and Exchange Commission on February 20, 196 (File No. 333-1087).

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

27     Financial Data Schedule.

(B)   REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 1999.

                                                                    SCHEDULE III

                      VALLEY FORGE LIFE INSURANCE COMPANY
                      SUPPLEMENTARY INSURANCE INFORMATION

                                               GROSS INSURANCE RESERVES
                                     --------------------------------------------
                        DEFERRED                       FUTURE                          NET         NET
YEAR ENDED             ACQUISITION     CLAIM AND       POLICY      POLICYHOLDERS'    PREMIUM    INVESTMENT
DECEMBER 31,              COSTS      CLAIM EXPENSE    BENEFITS         FUNDS         REVENUE      INCOME
----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
  1999                  $ 127,297      $ 139,653     $ 2,751,396      $ 43,466      $ 310,719    $ 39,148
                        =========      =========     ===========      ========      =========    ========
  1998                  $ 111,963      $  93,001     $ 2,438,305      $ 42,746      $ 315,599    $ 35,539
                        =========      =========     ===========      ========      =========    ========
  1997                  $  95,354      $  81,242     $ 1,906,899      $ 39,928      $ 332,172    $ 29,913
                        =========      =========     ===========      ========      =========    ========


                         INSURANCE      AMORTIZATION
                         CLAIMS AND     OF DEFERRED      OTHER
YEAR ENDED             POLICYHOLDERS'   ACQUISITIONS   OPERATING
DECEMBER 31,              BENEFITS         COSTS       EXPENSES
---------------------  -----------------------------------------
(In thousands of doll  (In thousands of dollars)
  1999                   $ 291,547        $ 13,942     $ 23,740
                         =========        ========     ========
  1998                   $ 301,900        $ 11,807     $ 35,813
                         =========        ========     ========
  1997                   $ 307,207        $ 11,818     $ 33,505
                         =========        ========     ========

                                                                      SCHEDULE V

                      VALLEY FORGE LIFE INSURANCE COMPANY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

------------------------------------------------------------------------------------------------
                                           BALANCE     CHARGED    CHARGED                BALANCE
                                             AT          TO         TO                     AT
                                          BEGINNING   COSTS AND    OTHER                 END OF
                                          OF PERIOD   EXPENSES    AMOUNTS   DEDUCTIONS   PERIOD
------------------------------------------------------------------------------------------------
(In thousands of dollars)
YEAR ENDED DECEMBER 31, 1999
  Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivable                 $ 26        $ 43       $  -        $ 57       $ 12
                                            ====        ====       ====        ====       ====
YEAR ENDED DECEMBER 31, 1998
  Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivable                 $285        $  9       $  -        $268       $ 26
                                            ====        ====       ====        ====       ====
YEAR ENDED DECEMBER 31, 1997
  Deducted from assets:
     Allowance for doubtful accounts:
       Insurance receivable                 $378        $246       $  -        $339       $285
                                            ====        ====       ====        ====       ====
------------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Valley Forge Life Insurance Company

                                         By             Bernard L. Hengesbaugh
                                         ---------------------------------------
                                                        Bernard L. Hengesbaugh
                                                Chairman of the Board and
                                                Chief Executive Officer

                                         By             Robert V. Deutsch
                                         ---------------------------------------
                                                        Robert V. Deutsch
                                                Director, Senior Vice President
                                                and Chief Financial Officer

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March, 2000.

SIGNATURE                                           TITLE

Bernard L. Hengesbaugh                              Chairman of the Board,
---------------------------------                   Chief Executive Officer and Director
Bernard L. Hengesbaugh

Robert V. Deutsch                                   Chief Financial Offier
---------------------------------                   and Director
Robert V. Deutsch

Carol Dubnicki                                      Director
---------------------------------
Carol Dubnicki

Jonathan D. Kantor                                  Director
---------------------------------
Jonathan D. Kantor

Donald P. Lofe, Jr.                                 Director
---------------------------------
Donald P. Lofe, Jr.

John M. Squarok                                     Director
---------------------------------
John M. Squarok

VALLEY FORGE LIFE INSURANCE COMPANY
CNA PLAZA
CHICAGO, ILLINOIS 60685