Form 10-Q
period 2000-03-31
VALLEY FORGE LIFE INSURANCE CO
filed 2000-05-15
CIK 1007008

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000   COMMISSION FILE NUMBER 333-1083

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No _|X|_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                           OUTSTANDING AT MAY 1, 2000
  ------------------------------               --------------------------

  Common Stock, Par value $50.00                         50,000



     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)
(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY



                                      INDEX


PART I.   FINANCIAL INFORMATION                                     PAGE NO.
------    ---------------------                                     --------

CONDENSED FINANCIAL STATEMENTS:

   BALANCE SHEETS
        MARCH 31, 2000 (Unaudited) AND DECEMBER 31, 1999............   3

   STATEMENTS OF OPERATIONS (Unaudited)
        FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999..........   4

   STATEMENTS OF CASH FLOWS (Unaudited)
        FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999..........   5

   NOTES TO CONDENSED FINANCIAL
        STATEMENTS (Unaudited) MARCH 31, 2000.......................   6

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.........................  10


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................  14

SIGNATURES .........................................................  15

EXHIBIT 27  FINANCIAL DATA SCHEDULE.................................  16

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            CONDENSED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31     DECEMBER 31
                                                                                       2000           1999
(In thousands of dollars)                                                          (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
ASSETS:
   Investments:
     Fixed maturities available-for-sale (amortized cost: $516,427 and $548,444)   $   503,098    $   530,512
     Equity securities available-for-sale (cost: $0 and $0)                                 44             51
     Policy loans                                                                       94,937         93,575
     Other invested assets                                                                 279            433
     Short-term investments                                                             50,830         24,714
                                                                                   -----------    -----------
          TOTAL INVESTMENTS                                                            649,188        649,285
   Cash                                                                                 10,907          3,529
   Receivables:
     Reinsurance                                                                     2,517,992      2,414,553
     Premium and other                                                                  89,261         82,852
     Less allowance for doubtful accounts                                                  (10)           (12)
   Deferred acquisition costs                                                          132,103        127,297
   Accrued investment income                                                            10,650         11,066
   Receivables for securities sold                                                       4,588          2,426
   Federal income tax recoverable                                                        3,681          4,316
   Other                                                                                 4,555          4,883
   Separate Account business                                                           296,532        209,183
-------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                             $ 3,719,447    $ 3,509,378
=============================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
   Insurance reserves:
     Future policy benefits                                                        $ 2,834,358    $ 2,751,396
     Claims and claims expense                                                         140,194        139,653
     Policyholders' funds                                                               41,732         43,466
    Payables for securities purchased                                                    4,255          2,421
    Deferred income taxes                                                                5,425          2,694
    Due to affiliates                                                                   10,936         12,435
    Commissions and other payables                                                     128,028         95,976
    Separate Account business                                                          296,532        209,183
                                                                                   -----------    -----------
          TOTAL LIABILITIES                                                          3,461,460      3,257,224
                                                                                   -----------    -----------
Commitments and contingent liabilities
Stockholder's Equity
   Common stock ($50 par value; Authorized-200,000 shares;
       Issued-50,000 shares)                                                             2,500          2,500
   Additional paid-in capital                                                           69,150         69,150
   Retained earnings                                                                   195,862        191,464
   Accumulated other comprehensive loss                                                 (9,525)       (10,960)
                                                                                   -----------    -----------
          TOTAL STOCKHOLDER'S EQUITY                                                   257,987        252,154
-------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $ 3,719,447    $ 3,509,378
=============================================================================================================

     See accompanying Notes to Condensed Financial Statements (Unaudited).

                         VALLEY FORGE INSURANCE COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


----------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                           2000        1999
----------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
   Premiums                                                         $ 77,180    $ 74,673
   Net investment income                                              11,087       9,104
   Realized investment losses                                         (3,125)     (4,689)
   Other                                                               2,515       1,665
                                                                    --------    --------
                                                                      87,657      80,753
                                                                    --------    --------
Benefits and expenses:
   Insurance claims and policyholders' benefits                       72,468      70,111
   Amortization of deferred acquisition costs                          2,823       2,997
   Other operating expenses                                            6,010       6,300
                                                                    --------    --------
                                                                      81,301      79,408
                                                                    --------    --------
Income before income tax expense and cumulative
            effect of change in accounting principle                   6,356       1,345
Income tax expense                                                     1,958         492
                                                                    --------    --------
Income before cumulative effect of change in
                accounting principle                                   4,398         853
Cumulative effect of change in accounting principle, net of taxes       --          (234)
                                                                    --------    --------
     Net income                                                     $  4,398    $    619
========================================================================================



     See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                           2000         1999
-----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $   4,398    $     619
Adjustments to reconcile net income to net cash flows from operating activities:
     Deferred income tax provision                                                       (44)        (804)
     Net realized investment (gains) losses pre-tax                                    3,125        4,689
     Amortization of bond discount                                                      (534)        (897)
     Changes in:
        Receivables, net                                                            (109,850)    (303,893)
        Deferred acquisition costs                                                    (6,083)      (3,752)
        Accrued investment income                                                        416          466
        Due to/from affiliates                                                         1,499      (14,183)
        Federal income taxes payable and receivable                                      635          994
        Insurance reserves                                                            90,335      306,318
        Commissions and other payables and other                                      30,274       16,849
                                                                                   ----------------------
            Total adjustments                                                          9,773        5,787
                                                                                   ---------    ---------
     Net cash flows from operating activities                                         14,171        6,406
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturities                                                        (78,452)    (523,810)
Proceeds from fixed maturities:
  Sales                                                                               79,663      458,825
  Maturities, calls and redemptions                                                   28,096       12,192
Change in short-term investments                                                     (25,747)      56,122
Change in policy loans                                                                (1,362)      (1,453)
Change in other invested assets                                                         (425)         416
                                                                                   ----------------------
     NET CASH USED IN INVESTING ACTIVITIES                                             1,773        2,292
                                                                                   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Receipts for investment contracts credited to policyholder accounts                    2,932        4,389
Return of policyholder account balances on investment contracts                      (11,498)      (9,682)
                                                                                   ----------------------
          NET CASH FLOWS FROM FINANCING ACTIVITIES                                    (8,566)      (5,293)

          NET CASH FLOWS                                                               7,378        3,405
Cash at beginning of period                                                            3,529        3,750
---------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                              $  10,907    $   7,155
=========================================================================================================
Supplemental disclosures of cash flow information:
         Federal income taxes paid                                                 $    --      $    --
=========================================================================================================


     See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         Valley Forge Life Insurance Company (VFL) was incorporated under the laws of the Commonwealth of Pennsylvania on August 9, 1956. VFL is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). CNAF is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. Loews Corporation owns approximately 87% of the outstanding common stock of CNAF.

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

         The accompanying condensed financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles
(GAAP). Certain financial information that is normally included in annual financial statements, including financial statement footnotes, prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted. These statements should be read in conjunction with the financial statements and notes thereto included in VFL's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. In the opinion of management, these statements include all adjustments ( consisting of normal recurring accruals) that are necessary for the fair presentation of the financial position, results of operations and cash flows. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 2000.

         In the first quarter of 2000, VFL adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." Adoption of the SOP did not have a material impact on the financial position or results of operations of VFL.

         In the first quarter of 1999, VFL adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. Adoption of the SOP resulted in an after tax charge of $234,000 ($360,000, pretax) as a cumulative effect of a change in accounting principle for the three months March 31, 1999. The pro forma effect of adoption on reported results for prior periods is not significant.

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

NOTE 2.  REINSURANCE

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

         In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health insurance premiums is from short duration contracts. The effects of reinsurance on premium revenues are shown in the following table:

-----------------------------------------------------------------------------------------------------
                                                        PREMIUMS
                                  -----------------------------------------------------   ASSUMED/NET
THREE MONTHS ENDED MARCH 31         DIRECT        ASSUMED        CEDED           NET          %
-----------------------------------------------------------------------------------------------------
(In thousands of dollars)
2000
   Life                           $ 181,975       $23,910      $ 187,042      $ 18,843        127
   Accident and Health                2,036        58,337          2,036        58,337        100
                                  ---------       -------      ---------      --------      -----
     Total premiums               $ 184,011       $82,247      $ 189,078      $ 77,180        107
                                  =========       =======      =========      ========
1999
   Life                           $ 185,524       $20,429      $ 188,290      $ 17,663        116
   Accident and Health                1,124        57,010          1,124        57,010        100
                                  ---------       -------      ---------      --------      -----
     Total premiums               $ 186,648       $77,439      $ 189,414      $ 74,673        104
=====================================================================================================

         Transactions with Assurance, as part of the Pooling Agreement described in Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $114.8 million for the first quarter in 2000, and $93.4 million for the first quarter in 1999. Additionally, benefits and expenses for insurance claims and policyholder benefits are net of reinsurance recoveries from non-affiliated companies of $83.8 million for the first quarter in 2000, and $73.7 million for the same period in 1999.

         Reinsurance receivables reflected on the balance sheets are amounts recoverable from reinsurers who have assumed a portion of the Company's insurance reserves. These balances are principally due from Assurance pursuant the Reinsurance Pooling Agreement.

NOTE 3.  LEGAL PROCEEDINGS

         VFL is party to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the results of operations or stockholder's equity of VFL.

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

NOTE 4. COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments and distributions to the stockholder. The components of comprehensive income are shown below.


----------------------------------------------------------------------------------------------------------
Three Months Ended March 31
(In thousands of dollars)                                                         2000            1999
----------------------------------------------------------------------------------------------------------

Net income (loss)                                                                $    4,398      $     619
Other comprehensive income:
   Change in unrealized gains/losses on investments
       Holding gains (losses) arising during the period                              (1,358)        (4,019)
       Unrealized losses (gains) at beginning of period included in
           realized gains/losses during the period                                    3,565         (2,285)
                                                                                 ----------      ---------
  Other comprehensive income (loss), before tax                                       2,207         (6,304)

  Deferred income tax (expense) benefit related to other comprehensive income          (772)         2,297
                                                                                 ----------      ---------
  Other comprehensive income (loss), net of tax                                       1,435         (4,007)
                                                                                 ----------      ---------
Total comprehensive income (loss)                                                $    5,833      $  (3,388)
                                                                                 ==========      =========

NOTE 5.  BUSINESS SEGMENTS

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

The following presents premiums by product group for the three month period ending March 31, 2000 and March 31, 1999.




---------------------------------------------------------------
Three Months Ended March 31             2000          1999
---------------------------------------------------------------
(In thousands of dollars)
   Life                                 $ 18,843      $ 17,663
   Accident and Health                    58,337        57,010
---------------------------------------------------------------
     Total                              $ 77,180      $ 74,673
===============================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONCLUDED

NOTE 6.  OTHER EVENTS

         On March 8, 2000, CNA announced that it is exploring the sale of its individual life insurance and life reinsurance businesses. This potential sale would include the sale of VFL and Assurance. CNA has engaged the services of an investment banking firm to assist with this effort. At this time, a buyer has not been identified.

         As expected, several of the major rating agencies placed the ratings of Assurance and VFL under review as a result of this announcement. Each rating agency has slightly different terms for this special review: Standard & Poor's placed the rating on CreditWatch with developing implications; A.M. Best placed the rating under review with developing implications; Duff & Phelps placed the rating on Rating Watch--Uncertain, implying it could be upgraded or downgraded in the future; Moody's placed the rating under review with Direction Uncertain, implying it could be upgraded or downgraded in the future. When an insurance company experiences a significant event which might be pertinent to its financial strength rating or claims-paying ability rating, the major ratings agencies generally place that company's rating under special review. Such events may include merger, sale, recapitalization, regulatory action, or other significant event.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed financial statements (unaudited) and notes thereto found on pages 3 to 9, which contain additional information helpful in evaluating operating results and financial condition.

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

RESULTS OF OPERATIONS

         The following table summarizes key components of VFL's operating results for the three months ended March 31, 2000 and 1999.


Three Months Ended March 31                                                    2000        1999
-------------------------------------------------------------------------------------------------
(In thousands of dollars)
Operating Revenues (excluding realized
  investment gains (losses) )
   Premiums                                                                 $ 77,180     $ 74,673
   Net investment income                                                      11,087        9,104
   Other                                                                       2,515        1,665
                                                                          -----------  -----------
        Total operating revenues                                              90,782       85,442
Benefits and expenses                                                         81,301       79,408
                                                                          -----------  -----------
     Operating income before income tax expense and cumulative
          effect of change in accounting principle                             9,481        6,034
Income tax expense                                                            (2,904)      (2,134)
                                                                          -----------  -----------
     Net operating income before realized investment gains (losses)
           and cumulative effect of change in accounting principle             6,577        3,900
     Realized investment gains (losses), net of tax                           (2,179)      (3,047)
                                                                          -----------  -----------
     Income before cumulative effect of change in accounting                   4,398          853
     Cumulative effect of change in accounting principle , net of tax              -         (234)
--------------------------------------------------------------------------------------------------
     Net income                                                             $  4,398     $    619
==================================================================================================

         VFL's operating revenues, excluding net realized investment gains/losses, increased 6.3% to $90.8 million for the first quarter in 2000 as compared to $85.4 million for the same time period in 1999. Premiums for the first quarter in 2000 increased 3.4% to $77.2 million as compared to $74.7 million for the first quarter in 1999,resulting from strong growth in term products associated with an increase of pre-Regulation XXX sales and sales of long term care products.

         VFL's net investment income increased 21.8% to $11.1 million through March 31, 2000 from $9.1 million in the same period in 1999. The increase in the first quarter 2000 net investment income compared to that of 1999 is due to the increase in average invested assets.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

         On a pretax basis, operating income for the period ending March 31, 2000, increased $3.4 million or 57.1% from March 31, 1999 despite a $2.4 million increase in insurance claims and policyholder benefits costs. Other operating expenses decreased 4.6% while premium revenue increased 3.4% for the first quarter in 2000. Other operating income includes various fee income and the fee income from the Separate Accounts. On an after tax basis, net income for the first quarter of 2000 was up $3.8 million as a result of strong earnings in retirement related and term products.

FINANCIAL CONDITION

         Assets totaled $3.7 billion at March 31, 2000, an increase of 6.0% over year-end 1999. Major factors for the increase in VFL assets were reinsurance receivables, primarily insurance activity with Assurance, up 4.3% from December 31, 1999. VFL separate account assets increased $87.3 million from year-end 1999 primarily due to increased investment options and increased marketing efforts. VFL's cash and invested assets of $660.1 million increased by $7.3 million, or 1.1%, over the December 31, 1999 level of $652.8 million.

         VFL's stockholder's equity was $258.0 million at March 31, 2000, compared to $252.2 million at December 31, 1999.

INVESTMENTS

         The following table summarizes VFL's investments shown at cost or amortized cost and carrying value as of March 31, 2000 and December 31, 1999:

--------------------------------------------------------------------------------------------------------------------------------
Distribution of Investments                                                       March 31                December 31
(In thousands of dollars)                                                          2000        %              1999           %
--------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities:
   U.S. Treasury securities and obligations of government agencies              $ 203,377     30.6%         $ 253,041       37.9%
   Asset-backed securities                                                        100,532     15.2            107,275       16.1
   Other debt securities                                                          212,518     32.1            188,128       28.2
                                                                          ---------------- --------    ---------------  ---------
      Total fixed maturity securities                                             516,427     77.9            548,444       82.2
Common stocks                                                                           -        -                  -          -
Policy loans                                                                       94,937     14.3             93,575       14.0
Short-term investments                                                             50,830      7.7             24,714        3.7
Other invested assets                                                                 390      0.1                406        0.1
--------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                                                   $ 662,584    100.0%         $ 667,139      100.0%
================================================================================================================================
Investments at Carrying Value*                                                  $ 649,188                   $ 649,285
================================================================================================================================

* As reported in the Condensed Balance Sheets

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

         VFL has the ability to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of VFL's asset/liability management strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations, or other similar factors. Accordingly, the fixed maturities are classified as available-for-sale

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

         VFL's investments in fixed maturities are carried at a fair value of $503.1 million at March 31, 2000, compared with $530.5 million at December 31, 1999. At March 31, 2000, the net unrealized loss on fixed maturities amounted to approximately $8.7 million on an after tax basis resulting from rising interest rates. At December 31, 1999, net unrealized losses for the fixed maturities were approximately $11.6 million after tax. Fluctuations from period to period are primarily due to changes in interest rates in the market and the mix of instruments within the portfolio.

         The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):

----------------------------------------------------------------------------------------------
                                                 March 31                   December 31
(In thousands of dollars)                         2000          %             1999         %
----------------------------------------------------------------------------------------------
U.S. Government and affiliated securities       $ 230,461     45.8         $ 281,680     53.1
Other AAA rated                                    71,825     14.3            73,360     13.8
AA and A rated                                     91,056     18.1            61,068     11.5
BBB rated                                          91,329     18.1            94,969     17.9
Below investment grade                             18,427      3.7            19,435      3.7
----------------------------------------------------------------------------------------------
     Total                                      $ 503,098    100.0%        $ 530,512    100.0%
==============================================================================================

         The fair value of VFL's fixed maturities at March 31, 2000, includes $97.0 million of asset-backed securities, consisting of approximately 56% in collateralized mortgage obligations (CMOs), 32% in certain U.S. government agency issued pass-through certificates, 8% in corporate mortgage-backed pass-through certificates and 4% in corporate asset-backed obligations. The majority of the asset-backed securities held are actively traded in liquid markets and are priced by broker-dealers.

         CMOs/MBS' are subject to prepayment risk that tend to vary with changes in interest rates. During periods of declining interest rates, CMOs/MBS' generally prepay faster as the underlying mortgages are prepaid and refinanced by the borrowers in order to take advantage of the lower rates. Conversely, during periods of rising interest rates, prepayments are generally slow, which may result in a decrease in yield as a result of the slower prepayments. VFL limits the risks associated with interest rate fluctuations and prepayments by concentrating its CMO investments in structured classes. At March 31, 2000, net unrealized losses on CMOs amounted to approximately $1.8 million compared to a $2.2 million unrealized loss for the year 1999.

         Below investment grade bonds are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities which, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than that of investment grade securities. However expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.5% and 0.6% of total assets as of March 31, 2000 and December 31, 1999, respectively.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONCLUDED

         For the period ended March 31, 2000, VFL's operating activities provided cash of $14.2 million, compared with $6.4 million for the same period in 1999. The positive net operating cash flows in the first quarter 2000 are primarily the result of premium receipts in excess of benefit payments, supplemented by increased receipts of ceding allowances and decreased operating expenses. Net cash flows from operations are primarily invested in marketable securities. Investment strategies employed by VFL consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                            PART II OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

                           Description of Exhibit

                                      Exhibit              Page
                                      Number              Number

    Financial Data Schedule             27                  16


(b) REPORTS ON FORM 8-K:

  There were no reports on Form 8-K for the three months ended March 31, 2000.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                      PART II OTHER INFORMATION - CONCLUDED


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valley Forge Life Insurance Company

By   ROBERT V. DEUTSCH
     -----------------
Robert V. Deutsch
Director, Senior Vice President
And Chief Financial Officer

Date:   May 12, 2000