Form 10-Q
period 2000-06-30
VALLEY FORGE LIFE INSURANCE CO
filed 2000-08-14
CIK 1007008

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000    COMMISSION FILE NUMBER 333-1083

                           --------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                                            23-6200031
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              CNA PLAZA
       CHICAGO, ILLINOIS 60685                                       60685
(Address of principal executive offices)                           (Zip Code)

                                 (312) 822-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No |X|
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                  OUTSTANDING AT AUGUST 1, 2000
------------------------------                    -----------------------------
Common Stock, Par value $50.00                               50,000



         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                      INDEX

PART I.   FINANCIAL INFORMATION (UNAUDITED)                             PAGE NO.
------    ---------------------                                         --------

ITEM 1.  CONDENSED FINANCIAL STATEMENTS:

         CONDENSED BALANCE SHEETS
                  June 30, 2000 (Unaudited) AND DECEMBER 31, 1999..........  3

         CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999. 4

         CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                  FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999........... 5

         NOTES TO CONDENSED FINANCIAL
                  STATEMENTS (Unaudited) JUNE 30, 2000...................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................10


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 5.  OTHER INFORMATION..................................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................15

SIGNATURES..................................................................16

EXHIBIT 10(k) DEPARTMENT HEAD SEVERANCE AGREEMENT...........................17

EXHIBIT 27 FINANCIAL DATA SCHEDULE..........................................25

                      VALLEY FORGE LIFE INSURANCE COMPANY

                            CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30,        DECEMBER 31,
                                                                                      2000             1999
(In thousands of dollars, except share data)                                      (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
ASSETS
   Investments:
     Fixed maturities available-for-sale (amortized cost: $484,854 and $548,444) $   472,509       $   530,512
     Equity securities available-for-sale (cost: $0 and $0 )                              30                51
     Policy loans                                                                     96,303            93,575
     Other invested assets                                                               185               433
     Short-term investments                                                           41,272            24,714
                                                                                ------------       -----------
          TOTAL INVESTMENTS                                                          610,299           649,285
   Cash                                                                               21,338             3,529
   Receivables:
     Reinsurance                                                                   2,583,068         2,414,553
     Premium and other                                                                83,885            82,852
     Less allowance for doubtful accounts                                                (33)              (12)
   Deferred acquisition costs                                                        134,900           127,297
   Accrued investment income                                                           9,534            11,066
   Receivables for securities sold                                                     2,786             2,426
   Federal income tax recoverable (from Assurance)                                     1,924             4,316
   Due from affiliates                                                                15,968                 -
   Other assets                                                                        9,847             4,883
   Separate Account business                                                         379,577           209,183
---------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                           $ 3,853,093       $ 3,509,378
===============================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Insurance reserves:
     Future policy benefits                                                      $ 2,899,826       $ 2,751,396
     Claims and claim expense                                                        133,783           139,653
     Policyholders' funds                                                             45,776            43,466
   Payables for securities purchased                                                   2,607             2,421
   Deferred income taxes                                                               6,365             2,694
   Due to affiliates                                                                       -            12,435
   Commissions and other payables                                                    121,844            95,976
   Separate Account business                                                         379,577           209,183
                                                                                 ------------      ------------
          TOTAL LIABILITIES                                                        3,589,778         3,257,224
                                                                                 ------------      ------------
Commitments and contingent liabilities
Stockholder's Equity:
   Common stock ($50 par value; Authorized-200,000 shares;
     Issued-50,000 shares)                                                             2,500             2,500
   Additional paid-in capital                                                         69,150            69,150
   Retained earnings                                                                 200,456           191,464
   Accumulated other comprehensive loss                                               (8,791)          (10,960)
                                                                                 ------------      ------------
          TOTAL STOCKHOLDER'S EQUITY                                                 263,315           252,154
---------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 3,853,093       $ 3,509,378
===============================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS                      SIX MONTHS
PERIOD ENDED JUNE 30                                             2000           1999              2000             1999
(In thousands of dollars)
--------------------------------------------------------------------------------------------------------------------------
Revenues:
   Premiums                                                    $77,036         $83,651          $154,216         $158,324
   Net investment income                                        11,047           9,004            22,134           18,108
   Realized investment losses                                   (1,111)        (13,213)           (4,236)         (17,902)
   Other                                                         1,887           3,597             4,402            5,262
                                                               -------         -------          --------         ---------
                                                                88,859          83,039           176,516          163,792
                                                               -------         -------          --------         ---------
Benefits and expenses:
   Insurance claims and policyholders' benefits                 71,039          80,891           143,507          151,002
   Amortization of deferred acquisition costs                    4,289           3,068             7,112            6,065
   Other operating expenses                                      5,944           7,415            11,954           13,714
                                                               -------         -------          --------         ---------
                                                                81,272          91,374           162,573          170,781
                                                               -------         -------          --------         ---------
     Income (loss) before income tax and cumulative
         effect of change in accounting principle                7,587          (8,335)           13,943           (6,989)
Income tax expense (benefit)                                     2,993          (3,485)            4,951           (2,993)
                                                               -------         -------          --------         ---------
     Income (loss) before cumulative effect of change
         in accounting principle                                 4,594          (4,850)            8,992           (3,996)
Cumulative effect of change in accounting
         principle, net of taxes                                     -               -                 -             (234)
-------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                         $ 4,594         $(4,850)         $  8,992         $ (4,230)
=========================================================================================================================


     See accompanying Notes to Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                                                                2000                1999
(In thousands of dollars)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                  $  8,992           $  (4,230)
   Adjustments to reconcile net income to net cash flows from operating activities:
     Deferred income tax provision                                                       2,108              (6,277)
     Net realized investment losses, pre-tax                                             4,236              17,902
     Accretion of bond discount                                                         (1,367)             (1,237)
     Changes in:
        Receivables, net                                                              (169,527)            (94,196)
        Deferred acquisition costs                                                      (8,968)             (5,657)
        Accrued investment income                                                        1,532                (508)
        Due to/from affiliates                                                          28,403             (41,111)
        Federal income taxes payable and recoverable                                     2,392               1,792
        Insurance reserves                                                             161,462             171,590
        Commissions and other payables and other                                       (36,370)            (26,631)
                                                                                   ------------       -------------
          Total adjustments                                                            (16,099)             15,667
                                                                                   ------------       -------------
          NET CASH FLOWS FROM OPERATING ACTIVITIES                                      (7,107)             11,437
                                                                                   ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturities                                                      (221,514)           (989,428)
   Proceeds from fixed maturities:
     Sales                                                                             230,844             898,060
     Maturities, calls and redemptions                                                  50,752              46,529
   Change in short-term investments                                                    (15,737)             49,153
   Change in policy loans                                                               (2,728)                (63)
   Change in other invested assets                                                        (109)               (214)
                                                                                   ------------       -------------
          NET CASH FLOWS FROM INVESTING ACTIVITIES                                      41,508               4,037
                                                                                   ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts for investment contracts credited to policyholder accounts                   6,226               5,982
   Return of policyholder account balances on investment contracts                     (22,818)            (20,691)
                                                                                   ------------       -------------
          NET CASH FLOWS FROM FINANCING ACTIVITIES                                     (16,592)            (14,709)
                                                                                   ------------       -------------
          NET CASH FLOWS                                                                17,809                 765
Cash at beginning of period                                                              3,529               3,750
-------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                 $ 21,338           $   4,515
===================================================================================================================
Supplemental disclosures of cash flow information:
        Federal income taxes paid                                                     $      -           $       -
===================================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2000

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

VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life insurance, pension products and accident and health insurance consisting primarily of major medical and hospitalization. VFL also markets a portfolio of variable separate account products, including annuity and universal life products. These products offer policyholders the option of allocating payments to one or more variable separate accounts or to a guaranteed income account or both. Payments allocated to the variable separate accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and for one year for life products.

         The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended on July 1, 1996, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This ceded business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

         The accompanying condensed financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including financial statement footnotes, prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted. These statements should be read in conjunction with the financial statements and notes thereto included in VFL's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) that are necessary for the fair presentation of the financial position, results of operations and cash flows. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 2000.

         In the first quarter of 2000, VFL adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." Adoption of the SOP did not have a material impact on the financial position or results of operations of VFL.

         In the first quarter of 1999, VFL adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. Adoption of the SOP resulted in an after tax charge of $234,000 ($360,000, pretax) as a cumulative effect of a change in accounting principle for the six months ended June 30, 1999.

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

NOTE 2.  REINSURANCE

         The ceding of insurance does not discharge the primary liability of VFL. VFL places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. For carriers that are not authorized reinsurers in VFL's state of domicile, VFL receives collateral, primarily in the form of bank letters of credit.

         In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health insurance premiums is from short duration contracts. The effects of reinsurance on premium revenues are shown in the following table:

--------------------------------------------------------------------------------------------------------------
                                                           PREMIUMS                             ASSUMED/NET
                                   ----------------------------------------------------------
SIX MONTHS ENDED JUNE 30              DIRECT         ASSUMED         CEDED           NET             %
(In thousands of dollars)
--------------------------------------------------------------------------------------------------------------
2000
   Life                                 $369,306       $  57,032       $387,616      $ 38,722           147%
   Accident and Health                     4,374         115,494          4,374       115,494           100
                                   -------------  --------------  -------------  ------------   -----------
      Total premiums                    $373,680       $ 172,526       $391,990      $154,216           112%
                                   =============  ==============  =============  ============
1999
   Life                                 $312,515       $  38,004       $319,682      $ 30,837           123%
   Accident and Health                     2,945         127,487          2,945       127,487           100
                                   -------------  --------------  -------------  ------------   ------------
     Total  premiums                    $315,460       $ 165,491       $322,627      $158,324           105%
==============================================================================================================


         Transactions with Assurance, as part of the Pooling Agreement described in Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $226.0 million for the six months ended June 30, 2000, and $187.4 million for the six months ended June 30, 1999. Additionally, benefits and expenses for insurance claims and policyholder benefits are net of reinsurance recoveries from non-affiliated companies of $150.1 million for the period ended June 30, 2000, and $139.2 million for the same period in 1999.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

NOTE 4. COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from contributions from and distributions to the stockholder. The components of comprehensive income are shown below.


----------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30
(In thousands of dollars)                                                                        2000          1999
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                              $  8,992      $ (4,230)
Other comprehensive income:
   Change in unrealized gains/losses on investments
      Holding gains (losses) arising during the period                                           10,192        (5,323)
   Less: Unrealized (losses) gains at beginning of period included in
         realized gains/losses during the period                                                 (6,929)       (2,851)
                                                                                         --------------- -------------
  Other comprehensive income (loss), before tax                                                   3,263        (8,174)

  Deferred income tax (expense) benefit related to other comprehensive income (loss)             (1,094)        2,849
                                                                                         --------------- -------------
  Other comprehensive income (loss), net of tax                                                   2,169        (5,325)
                                                                                         --------------- -------------
Total comprehensive income                                                                     $ 11,161      $ (9,555)
                                                                                         =============== =============


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

The following presents premiums by product group for the six month period ending June 30, 2000 and June 30, 1999.



--------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30
(In thousands of dollars)                                  2000          1999
--------------------------------------------------------------------------------
   Life                                               $  38,722      $ 30,837
   Accident and Health                                  115,494       127,487
--------------------------------------------------------------------------------
     Total                                            $ 154,216      $158,324
================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONCLUDED

NOTE 6.  OTHER EVENTS

         On March 8, 2000, CNA announced that it was exploring the sale of the individual life insurance and reinsurance businesses. On August 8, 2000 CNA announced that it had completed exploring the sale of the individual life insurance and life reinsurance businesses and that it would retain the individual life, long term care and retirement services businesses. CNA announced that it would continue to explore the separate sale of its life reinsurance business. A portion of the life reinsurance business is conducted through VFL and as part of the Reinsurance Pooling Agreement, VFL also assumes 10% of the life reinsurance business of Assurance.

         The Federal Employee Health Benefit Plan (FEHBP) business currently written by Assurance and assumed by VFL as part of the Reinsurance Pooling Agreement is being transferred to another insurance entity indirectly owned by CNA. Subject to final regulatory approvals it is expected that the transfer will be effective September 1, 2000. All assets and liabilities of this business will be transferred through a novation agreement, and VFL will be relieved of any ongoing direct or contingent liability with respect to this business. The transfer of this business is not expected to have a material impact on results of operations or equity of VFL.

         The FEHBP business contributed premiums of $48.9 million and $100.1 million, and net operating income of $0.4 million and $0.6 million for the three and six month periods ended June 30, 2000, respectively.

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

RESULTS OF OPERATIONS

         The following table summarizes key components of VFL's operating results for the three months and six months ended June 30, 2000 and 1999.


-------------------------------------------------------------------------------------------------------------------------
PERIOD ENDED JUNE 30                                                         THREE MONTHS              SIX MONTHS
-------------------------------------------------------------------------------------------------------------------------
                                                                            2000         1999        2000         1999
(In thousands of dollars)
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues (excluding realized
  investment gains (losses) )
   Premiums                                                                $77,036      $83,651    $154,216     $158,324
   Net investment income                                                    11,047        9,004      22,134       18,108
   Other                                                                     1,887        3,597       4,402        5,262
                                                                        -----------  ----------- -----------  -----------
        Total operating revenues                                            89,970       96,252     180,752      181,694
Benefits and expenses                                                       81,272       91,374     162,573      170,781
                                                                        -----------  ----------- -----------  -----------
   Operating income before income tax expense and cumulative
       effect of change in accounting principle                              8,698        4,878      18,179       10,913
Income tax expense                                                          (3,530)      (1,737)     (6,434)      (4,146)
                                                                        -----------  ----------- -----------  -----------
   Net operating income before realized investment gains (losses)
       and cumulative effect of change in accounting principle               5,168       3,141       11,745        6,767
   Realized investment losses, net of tax                                     (574)      (7,991)     (2,753)     (10,763)
                                                                        -----------  ----------- -----------  -----------
   Income before cumulative effect of change in accounting principle         4,594       (4,850)      8,992       (3,996)
   Cumulative effect of change in accounting principle, net of tax               -            -           -         (234)
-------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                                       $ 4,594      $(4,850)    $ 8,992     $ (4,230)
=========================================================================================================================



         VFL's operating revenues, excluding net realized investment gains/losses, decreased 0.5% to $180.8 million for the first six months of 2000 as compared to $181.7 million for the same time period in 1999. Premiums for the first six months of 2000 decreased $4.1 millions or 2.6% to $154.2 million as compared to $158.3 million for the same period in 1999. The decrease in premiums for the first six months of 2000 was a result of lower premiums in the Federal Employee Health Benefit Plan (FEHBP) resulting from improved claim experience upon which the premiums are based.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

         On a pretax basis, operating income for the second quarter of 2000 increased $3.8 million or 78.3% from the second quarter of 1999 primarily due to a $10.1 million or 11.1% decrease in the second quarter 2000 benefits and expenses offset by decreases in operating revenues of $6.3 million or 6.5% as compared to the second quarter of 1999.

         On a pretax basis, operating income for the first six months of 2000 increased $7.3 million or 66.6% from the first six months of 1999 primarily due to a 5.0% decrease in the first six months claims and policyholder benefit expenses. Other operating expenses decreased 12.8% while premium revenue decreased 2.6% for the first half of 2000.

         VFL's operating revenues, excluding net realized investment gains/losses, decreased by 6.5% to $90.0 million as compared to $96.3 million for the three months ending June 30, 1999 primarily due to decreased premium revenues of $6.6 million offset by an increase in net investment income of $2.0 million or 22.7%. Premium revenues decreased due to lower premiums in Federal Employee Health Benefit Plan (FEHBP) which are impacted by improved claim experience upon which the corresponding premiums are based and was partially offset by increases in life insurance premium revenues, primarily due to the premium growth for the ViaTerm product. For the three months ending June 30, 2000, investment income increased by $2.0 million to $11.0 million, as compared to investment income of $9.0 million for the three months ending June 30, 1999 due to the increase in average invested assets.

         VFL's operating revenues decreased by 0.5% to $180.8 million for the first six months of 2000 as compared to $181.7 million for the same time period in 1999 due to decreased premiums and other revenues, offset by increased net investment income. Premiums for the first six months of 2000 decreased $4.1 million or 2.6% to $154.2 million as compared to $158.3 million for the same period in 1999. The decrease in premiums for the first six months of 2000 was a result of the factors described above for the quarterly results. Net investment income increased $4.0 million or 22.2% to $22.1 million for the six months ended June 30, 2000 from $18.1 million for the same period in 1999 due to the increase in average invested assets as compared to the same period in 1999.

FINANCIAL CONDITION

         Assets totaled $3.9 billion at June 30, 2000, an increase of 9.8% over year-end 1999. Major factors that contributed to the increase in VFL assets were, reinsurance receivables up 7.0% from December 31, 1999 due to insurance activity with Assurance and an increase in the variable separate account business. VFL separate account assets increased $170.4 million from year-end 1999 to $379.6 million primarily due to increased marketing efforts coupled with product enhancements and an increase in the available investment options. VFL's cash and invested assets of $631.6 million decreased by $21.2 million, or 3.2%, over the December 31, 1999 level of $652.8 million.

         VFL's stockholder's equity was $263.3 million at June 30, 2000, compared to $252.2 million at December 31, 1999.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

INVESTMENTS

         The following table summarizes VFL's investments shown at cost or amortized cost and carrying value as of June 30, 2000 and December 31, 1999:


------------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                                              JUNE 30,                   DECEMBER 31,
(In thousands of dollars)                                                 2000           %             1999            %
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities:
   U.S. Treasury securities and obligations of government agencies      $ 103,869      16.7%        $ 253,041        37.9%
   Asset-backed securities                                                 99,488      16.0           107,275        16.1
   Other debt securities                                                  281,497      45.2           188,128        28.2
                                                                    -------------- ---------   ---------------  ----------
      Total fixed maturity securities                                     484,854      77.9           548,444        82.2
Common Stocks                                                                   -         -                 -           -
Policy loans                                                               96,303      15.5            93,575        14.0
Short-term investments                                                     41,272       6.6            24,714         3.7
Other invested assets                                                         368         -               406         0.1
----------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                                           $ 622,797     100.0%        $ 667,139       100.0%
============================================================================================================================
INVESTMENTS AT CARRYING VALUE*                                          $ 610,299                   $ 649,285
============================================================================================================================

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

         VFL's investments in fixed maturities are carried at a fair value of $472.5 million at June 30, 2000, compared with $530.5 million at December 31, 1999. At June 30, 2000, the net unrealized loss on fixed maturities amounted to approximately $8.0 million on an after tax basis resulting from rising interest rates. At December 31, 1999, net unrealized losses for the fixed maturities were approximately $11.6 million after tax. Fluctuations from period to period are primarily due to changes in interest rates in the market and the mix of instruments within the portfolio.

         The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):


-------------------------------------------------------------------------------------------------------
                                                  JUNE 30,                  DECEMBER 31,
(In thousands of dollars)                          2000          %              1999           %
-------------------------------------------------------------------------------------------------------
U.S. Government and affiliated securities        $ 131,572      27.9%        $ 281,680        53.1%
Other AAA rated                                     70,993      15.0            73,360        13.8
AA and A rated                                     140,068      29.6            61,068        11.5
BBB rated                                          111,644      23.6            94,969        17.9
Below investment grade                              18,232       3.9            19,435         3.7
-------------------------------------------------------------------------------------------------------
     TOTAL                                       $ 472,509     100.0%        $ 530,512       100.0%
=======================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

         The fair value of VFL's fixed maturities at June 30, 2000, includes $96.0 million of asset-backed securities, consisting of approximately 56% in collateralized mortgage obligations (CMOs), 32% in certain U.S. government agency issued pass-through certificates, 8% in corporate mortgage-backed pass-through certificates and 4% in corporate asset-backed obligations. The majority of the asset-backed securities held are actively traded in liquid markets and are priced by broker-dealers.

         Below investment grade bonds are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities which, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than that of investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 0.5% and 0.6% of total assets as of June 30, 2000 and December 31, 1999, respectively.

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

         For the period ended June 30, 2000, VFL's operating activities used cash of $7.1 million, compared with providing $11.4 million of operating cash flows for the same period in 1999. The net use of operating cash flows in the first six months of 2000 are primarily the result of increased commissions and other payables occurring in the normal course of business. Management believes that future liquidity needs will be met by cash generated from operations. Net cash flows from operations are primarily invested in marketable securities. Investment strategies employed by VFL consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101. "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. VFL does not expect the implementation of this bulletin to have a significant impact on the results of operations or equity of the company.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                            PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                                                     Exhibit            Page
      Description of Exhibit                         Number            Number
      -----------------------                        -------           ------

      Department Head Severance Agreement            10 (k)              17
      Financial Data Schedule                        27                  25


(b) REPORTS ON FORM 8-K:

         There were no reports on Form 8-K for the three months ended June 30, 2000.

                       VALLEY FORGE LIFE INSURANCE COMPANY


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valley Forge Life Insurance Company

By /s/ Robert V. Deutsch
  -----------------------------
Robert V. Deutsch
Director, Senior Vice President
And Chief Financial Officer

Date: August 14, 2000