Form 10-Q
period 2000-09-30
VALLEY FORGE LIFE INSURANCE CO
filed 2000-11-09
CIK 1007008

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED              COMMISSION FILE NUMBER 333-1083
SEPTEMBER 30, 2000
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    No  X
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT NOVEMBER 1, 2000
    ------------------------------               -------------------------------
    Common Stock, Par value $50.00                           50,000



         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY

                                      INDEX

PART I.  FINANCIAL INFORMATION (UNAUDITED)                                          PAGE NO.
------   ---------------------------------                                          -------
ITEM 1. CONDENSED FINANCIAL STATEMENTS:

        CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999..................      3

        CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.......      4

        CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.................      5

        NOTES TO CONDENSED FINANCIAL
              STATEMENTS (Unaudited) SEPTEMBER 30, 2000.............................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS........................................     10

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION...........................................................     14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................................     14

SIGNATURES..........................................................................     15

EXHIBIT 27 FINANCIAL DATA SCHEDULE..................................................     16

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            CONDENSED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                     2000                1999
(In thousands of dollars, except share data)                                      (Unaudited)
-----------------------------------------------------------------------------------------------------------------
ASSETS
   Investments:
     Fixed maturities available-for-sale (amortized cost: $523,375 and $548,444)    $  517,451         $  530,512
     Equity securities available-for-sale (cost: $9,994 and $0)                         10,037                 51
     Policy loans                                                                       98,081             93,575
     Other invested assets                                                                 141                433
     Short-term investments                                                            122,125             24,714
                                                                                    ----------         ----------
          TOTAL INVESTMENTS                                                            747,835            649,285
   Cash                                                                                 12,842              3,529
   Receivables:
     Reinsurance                                                                     2,653,587          2,414,553
     Premium and other                                                                  51,873             82,852
     Less allowance for doubtful accounts                                                  (34)               (12)
   Deferred acquisition costs                                                          138,398            127,297
   Accrued investment income                                                             9,971             11,066
   Receivables for securities sold                                                       5,230              2,426
   Federal income tax recoverable (from Assurance)                                           -              4,316
   Other assets                                                                          7,400              4,883
   Separate Account business                                                           487,570            209,183
-----------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                              $4,114,672         $3,509,378
=================================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Insurance reserves:
     Future policy benefits                                                         $2,964,252         $2,751,396
     Claims and claim expense                                                          116,306            139,653
     Policyholders' funds                                                               45,670             43,466
   Payables for securities purchased                                                    30,283              2,421
   Federal income taxes payable (to Assurance)                                           1,093                  -
   Deferred income taxes                                                                10,508              2,694
   Due to affiliates                                                                    55,468             12,435
   Commissions and other payables                                                      129,842             95,976
   Separate Account business                                                           487,570            209,183
                                                                                    ----------         ----------
          Total liabilities                                                          3,840,992          3,257,224
                                                                                    ----------         ----------

Commitments and contingent liabilities
Stockholder's Equity:
   Common stock ($50 par value; Authorized 200,000 shares;
       Issued 50,000 shares)                                                             2,500              2,500
   Additional paid-in capital                                                           69,150             69,150
   Retained earnings                                                                   205,858            191,464
   Accumulated other comprehensive loss                                                 (3,828)           (10,960)
                                                                                    ----------         ----------
          TOTAL STOCKHOLDER'S EQUITY                                                   273,680            252,154
-----------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $4,114,672         $3,509,378
=================================================================================================================

      See accompanying Notes to Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                       THREE MONTHS                  NINE MONTHS
(In thousands of dollars)                                    2000          1999           2000           1999
----------------------------------------------------------------------------------------------------------------
Revenues:
  Premiums                                                 $ 67,535       $74,272       $221,751       $232,596
  Net investment income                                      11,309        10,130         33,443         28,238
  Realized investment gains (losses)                             87        (1,149)        (4,149)       (19,051)
  Other                                                       1,512           253          5,914          5,515
                                                           ---------      --------      ---------      ---------
                                                             80,443        83,506        256,959        247,298
                                                           ---------      --------      ---------      ---------
Benefits and expenses:
  Insurance claims and policyholders' benefits               61,939        71,052        205,446        222,054
  Amortization of deferred acquisition costs                  3,563         4,450         10,675         10,515
  Other operating expenses                                    6,552         3,994         18,506         17,708
                                                           ---------      --------      ---------      ---------
                                                             72,054        79,496        234,627        250,277
                                                           ---------      --------      ---------      ---------
    Income (loss) before income tax and cumulative
        effect of change in accounting principle              8,389         4,010         22,332         (2,979)
Income tax expense (benefit)                                  2,987         1,757          7,938         (1,236)
                                                           ---------      --------      ---------      ---------
    Income (loss) before cumulative effect of change
        in accounting principle                               5,402         2,253         14,394         (1,743)
Cumulative effect of change in accounting
        principle, net of taxes                                   -             -              -           (234)
----------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                     $  5,402       $ 2,253       $ 14,394       $ (1,977)
================================================================================================================

     See accompanying Notes to Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30                                                        2000               1999
(In thousands of dollars)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                              $    14,394        $     (1,977)
   Adjustments to reconcile net income to net cash flows from operating activities:
    Deferred income tax provision                                                       3,998              (5,030)
    Net realized investment losses, pre-tax                                             4,149              19,051
    Accretion of bond discount                                                         (2,650)             (1,969)
    Changes in:
      Receivables, net                                                               (208,034)           (200,187)
      Deferred acquisition costs                                                      (12,389)             (9,833)
      Accrued investment income                                                         1,095                (384)
      Due (to) from affiliates                                                         43,033               2,512
      Federal income taxes payable and recoverable                                      5,409              (5,481)
      Insurance reserves                                                              220,240             290,528
      Commissions and other payables and other                                         31,586              14,465
                                                                                  ------------       -------------
          Total adjustments                                                            86,437             103,672
                                                                                  ------------       -------------
          NET CASH FLOWS FROM OPERATING ACTIVITIES                                    100,831             101,695
                                                                                  ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of fixed maturities                                                    (479,527)         (1,332,210)
    Proceeds from fixed maturities:
      Sales                                                                           474,167           1,222,475
      Maturities, calls and redemptions                                                52,524              49,453
    Purchases of equity securities                                                     (9,994)                  -
    Proceeds from sale of equity securities                                                 -               2,648
    Change in short-term investments                                                  (95,548)              5,574
    Change in policy loans                                                             (4,506)             (1,176)
    Change in other invested assets                                                      (107)                214
                                                                                  ------------       -------------
          NET CASH FLOWS USED IN INVESTING ACTIVITIES                                 (62,991)            (53,022)
                                                                                  ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Receipts for investment contracts credited to policyholder accounts                 7,569               9,268
    Return of policyholder account balances on investment contracts                   (36,096)            (26,932)
                                                                                  ------------       -------------
          NET CASH FLOWS USED IN FINANCING ACTIVITIES                                 (28,527)            (17,664)
                                                                                  ------------       -------------
          NET CASH FLOWS                                                                9,313              31,009
Cash at beginning of period                                                             3,529               3,750
------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                             $    12,842        $     34,759
==================================================================================================================
Supplemental disclosures of cash flow information:
        Federal income taxes refunds received                                     $    (1,924)       $          -
==================================================================================================================

     See accompanying Notes to Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 1.  BASIS OF PRESENTATION

         Valley Forge Life Insurance Company (VFL) was incorporated under the laws of the Commonwealth of Pennsylvania on August 9, 1956. VFL is a wholly-owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly-owned subsidiary of Continental Casualty Company (Casualty) which is wholly-owned by CNA Financial Corporation (CNAF). CNAF is a holding company whose primary subsidiaries consist of property/casualty and life insurance companies, collectively CNA. As of September 30, 2000, Loews Corporation owns approximately 87% of the outstanding common stock of CNAF.

         VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life insurance, retirement services and accident and health insurance consisting primarily of major medical and hospitalization. VFL also markets a portfolio of variable separate account products, including annuity and universal life products. These products offer policyholders the option of allocating payments to one or more variable separate accounts or to a guaranteed income account or both. Payments allocated to the variable separate accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder while payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and for one year for life products.

         The operations, premiums and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended on July 1, 1996, VFL cedes all of its business, excluding its separate account business, to its parent, Assurance. This ceded business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

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

         In the table below, the majority of life premium revenue is from long duration contracts, while the majority of accident and health insurance premiums are from short duration contracts. The effects of reinsurance on premium revenues are shown in the following table:

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

--------------------------------------------------------------------------------------------------------------------------
                                                                    PREMIUMS
NINE MONTHS ENDED SEPTEMBER 30           ----------------------------------------------------------------    ASSUMED/NET
(In thousands of dollars)                     DIRECT           ASSUMED          CEDED            NET              %
--------------------------------------------------------------------------------------------------------------------------
2000
   Life                                      $ 546,498        $  88,848        $575,053        $  60,293          147%
   Accident and Health                           6,862          161,458           6,862          161,458          100
                                         --------------   --------------  --------------  ---------------  ----------
     Total premiums                          $ 553,360        $ 250,306        $581,915        $ 221,751          113%
                                         ==============   ==============  ==============  ===============
1999
   Life                                      $ 473,440        $  70,620        $488,650        $  55,410          127%
   Accident and Health                           4,508          177,186           4,508          177,186          100
                                         --------------   --------------  --------------  ---------------  ----------
     Total  premiums                         $ 477,948        $ 247,806        $493,158        $ 232,596          107%
==========================================================================================================================

         Transactions with Assurance, as part of the Pooling Agreement described in Note 1, are reflected in the above table. The table includes eight months of year 2000 premiums for the Federal Employee Health Benefit Plan which were transferred to another CNA entity September 1, 2000. Premium revenues ceded to non-affiliated companies were $344.5 million for the nine months ended September 30, 2000, and $283.8 million for the nine months ended September 30, 1999. Additionally, benefits and expenses for insurance claims and policyholder benefits are net of reinsurance recoveries from non-affiliated companies of $242.1 million for the period ended September 30, 2000, and $188.7 million for the same period in 1999.

         Reinsurance receivables reflected on the balance sheets are amounts recoverable from reinsurers who have assumed a portion of the Company's insurance reserves. These balances are principally due from Assurance pursuant to the Reinsurance Pooling Agreement.

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


--------------------------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                                       THREE MONTHS                 NINE MONTHS
(In thousands of dollars)                                                   2000           1999           2000          1999
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $     5,402    $     2,253    $   14,394    $   (1,977)
Other comprehensive income:
   Change in unrealized gains (losses) on investments
      Holding gains (losses) arising during the period                         5,554         (3,686)        1,888        (9,009)
      Less: Unrealized gains (losses) at beginning of period included
            in realized gains (losses) during the period                      (2,156)         1,168        (9,085)        4,019
                                                                         ------------   ------------   -----------   -----------
   Other comprehensive income (loss), before tax                               7,710         (4,854)       10,973       (13,028)
   Deferred income tax (expense) benefit related to
       other comprehensive income (loss)                                      (2,747)         2,251        (3,841)        5,100
                                                                         ------------   ------------   -----------   -----------
   Other comprehensive income (loss), net of tax                               4,963         (2,603)        7,132        (7,928)
                                                                         ------------   ------------   -----------   -----------
Total comprehensive income (loss)                                        $    10,365    $      (350)   $   21,526    $   (9,905)
================================================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

NOTE 5.  BUSINESS SEGMENTS

         VFL operates in one reportable segment, the business of which is to market and underwrite insurance products designed to satisfy the life, health and retirement needs of individuals and groups. VFL products are distributed primarily in the United States. Premium revenues earned outside the United States are not material.

         The operations, premiums and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended, VFL cedes all of its business, excluding its separate account business, to Assurance which is then pooled with the business of Assurance, excluding Assurance's participating contracts and separate account business, and 10% of the combined pool is assumed by VFL.

         The following presents net premiums by product group for the nine month period ending September 30, 2000 and September 30, 1999.

--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30
(In thousands of dollars)                              2000           1999
--------------------------------------------------------------------------------
   Life                                             $  60,293       $  55,410
   Accident and Health                                161,458         177,186
--------------------------------------------------------------------------------
     TOTAL                                          $ 221,751       $ 232,596
================================================================================

NOTE 6.  ACCOUNTING PRONOUNCEMENTS

         In the first quarter of 2000, VFL adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." Adoption of the SOP did not have a material impact on the financial position or results of operations of VFL.

         In the first quarter of 1999, VFL adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating an entity to pay an imposed or probable assessment has occurred. Adoption of the SOP resulted in an after tax charge of $234,000 ($360,000, pretax) as a cumulative effect of a change in accounting principle for the nine months ended September 30, 1999.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101. "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this bulletin, which occurred on October 1, 2000, will not have a significant impact on the results of operations or equity of VFL.

         The company is required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), effective January 1, 2001. FAS 133 requires than an entity recognize all derivative instruments in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the Company's (a) exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment, (b) exposure to variable cash flows of a forecasted transaction, or
(c) foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONCLUDED

for changes in the fair value of a derivative depends on its intended use and the resulting hedge designation, if any. The transaction adjustment resulting from adoption of FAS 133 must be reported in net income or other comprehensive income, as appropriate, as the effect of a change in accounting principle. VFL does not expect adoption of FAS 133 to have a material impact on the results of operations or equity.

         Effective January 1, 2001, the Company is required to adopt statutory basis accounting changes related to the National Association of Insurance Commissioners codification of Statutory Accounting Practices. VFL does not expect these statutory accounting changes to have a significant impact on the Company's operations or statutory capital and surplus.

NOTE 7.  OTHER EVENTS

         The Federal Employee Health Benefit Plan (FEHBP) business formerly written by Assurance and assumed by VFL as part of the Reinsurance Pooling Agreement was transferred to another insurance entity owned by CNA on September 1, 2000. All assets and liabilities of this business were transferred through a novation agreement, and VFL was relieved of any ongoing direct or contingent liability with respect to this business. The transfer of this business resulted in no gain or loss to VFL in the transaction and did not have a material impact on results of its operations or equity.

         On October 6, 2000 CNAF, issued a press release announcing the sale of its life reinsurance business to Munich American Reassurance Company, the U.S. subsidiary of Munich RE. A portion of the life reinsurance business is conducted through VFL as part of a Reinsurance Pooling Agreement. The transfer of this business is not expected to have a material impact on results of operations or equity of VFL.

         The following table summarizes the premiums, income (loss) before income tax and total assets for FEHBP and life reinsurance business.

----------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                  THREE MONTHS                     NINE MONTHS
(In thousands of dollars)                               2000           1999            2000             1999
----------------------------------------------------------------------------------------------------------------
FEDERAL EMPLOYEE HEALTH BENEFIT PLAN:
   Premiums                                           $ 37,527       $ 50,403       $ 137,917         $ 158,683
   Income (loss) before income tax                         518            858           1,529              (574)

LIFE REINSURANCE:
   Premiums                                           $  6,662       $  4,599       $  17,234         $  12,050
   Income before income tax                                667            578           2,266             2,002
----------------------------------------------------------------------------------------------------------------

                                                                                   SEPTEMBER 30,     DECEMBER 31,
(In thousands of dollars)                                                              2000             1999
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS:
FEDERAL EMPLOYEE HEALTH BENEFIT PLAN*                                               $       -         $  35,283
LIFE REINSURANCE                                                                       28,458            27,669

================================================================================================================

* FEHBP business transferred September 1, 2000.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed financial statements (unaudited) and notes thereto found on pages 3 to 9, which contain additional information to evaluate operating results and financial condition.

         Valley Forge Life Insurance Company (VFL), along with its parent, Continental Assurance Company (Assurance), markets and underwrites products designed to satisfy the life insurance, health insurance and retirement needs of individuals and groups. The individual products consist primarily of term and universal life insurance policies and individual annuities. Group products include life, accident and health insurance, consisting primarily of major medical and hospitalization insurance and retirement services products. VFL and Assurance also market a portfolio of variable separate account products, including annuity and universal life products. These variable separate account products offer policyholders the option of allocating payments to one or more variable separate accounts or to a guaranteed income account or both. Payments allocated to the variable separate accounts are invested in corresponding investment portfolios where the investment risk is borne by the policyholder. Payments allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

RESULTS OF OPERATIONS

         The following table summarizes key components of VFL's operating results for the three months and nine months ended September 30, 2000 and 1999.

--------------------------------------------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30                                                           THREE MONTHS               NINE MONTHS
(In thousands of dollars)                                                        2000         1999         2000         1999
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (excluding realized
  investment gains (losses) )
   Premiums                                                                    $ 67,535     $ 74,272     $221,751     $ 232,596
   Net investment income                                                         11,309       10,130       33,443        28,238
   Other                                                                          1,512          253        5,914         5,515
                                                                               ---------    ---------    --------     ---------
        Total operating revenues                                                 80,356       84,655      261,108       266,349
Benefits and expenses                                                            72,054       79,496      234,627       250,277
                                                                               ---------    ---------    --------     ---------
     Operating income before income tax expense and cumulative
          effect of change in accounting principle                                8,302        5,159       26,481        16,072
Income tax expense                                                               (2,956)      (2,159)      (9,390)       (5,432)
                                                                               ---------    ---------    --------     ---------
     Net operating income before realized investment gains (losses)
           and cumulative effect of change in accounting principle                5,346        3,000       17,091        10,640
     Realized investment gains (losses), net of tax                                  56         (747)      (2,697)      (12,383)
                                                                               ---------    ---------    --------     ---------
     Income (loss) before cumulative effect of change in accounting principle     5,402        2,253       14,394        (1,743)
     Cumulative effect of change in accounting principle, net of tax                  -            -            -          (234)
--------------------------------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                                          $  5,402     $  2,253     $ 14,394     $  (1,977)
================================================================================================================================

         VFL's operating revenues decreased by 2.0% to $261.1 million for the first nine months of 2000 as compared to $266.3 million for the same time period in 1999 due to a 4.7% decrease in premiums, offset by increased net investment income. Premiums for the nine months of 2000 decreased $10.8 million or 4.7% to $221.8 million as compared to $232.6 million for the same period in 1999. The decrease in premiums for the first nine months of 2000 was a result of lower premiums in Federal Employee Health Benefit Plan (FEHBP). The FEHBP premiums were impacted by improved claim experience upon which the corresponding premiums are based. As stated in Note 7 to the Financial Statements, the FEHBP business was transferred to another CNA entity on September 1, 2000. Federal Employee Benefit Plan business

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

changes were partially offset by increases in life insurance premium revenues, primarily due to the premium growth for the ViaTerm product. Net investment income increased $5.2 million or 18.4% to $33.4 million for the nine months ended September 30, 2000 from $28.2 million for the same period in 1999. The increase in net investment income was due to an increase in average invested assets and improved investment yields within the portfolio as compared to the same period in 1999.

         On a pretax basis, operating income for the nine months of 2000 increased $10.4 million or 64.8% from the first nine months of 1999 primarily due to a 7.5% decrease in the first nine months claims and policyholder benefit expenses. Premium revenue decreased 4.7% for the first nine months of 2000.

         VFL's operating revenues, excluding net realized investment gains (losses), decreased by 5.1% to $80.4 million as compared to $84.7 million for the three months ending September 30, 1999 primarily due to decreased premium revenues of $6.7 million offset by an increase in net investment income of $1.2 million or 11.6%. The decrease in premium revenues was a result of the same factors as described above for the year-to-date results. For the three months ending September 30, 2000, investment income increased by $1.2 million to $11.3 million, as compared to investment income of $10.1 million for the three months ending September 30, 1999 due to the increase in average invested assets and improved investment yields within the portfolio.

         On a pretax basis, operating income for the third quarter of 2000 increased $3.1 million or 60.9% from the third quarter of 1999 primarily due to a $7.4 million or 9.4% decrease in the third quarter 2000 benefits and expenses offset by decreases in operating revenues of $4.3 million or 5.0% as compared to the third quarter of 1999.

FINANCIAL CONDITION

         Assets totaled $4.1 billion at September 30, 2000, an increase of 17.2% over year-end 1999. Major factors that contributed to the increase in VFL assets were an increase in reinsurance receivables of 9.9% from December 31, 1999 due to insurance activity with Assurance and an increase in the variable separate account business. VFL separate account assets increased $278.4 million from year-end 1999 to $487.6 million primarily due to increased marketing efforts coupled with product enhancements and an increase in the available investment options. VFL's cash and invested assets of $760.7 million increased by $107.9 million, or 16.5%, over the December 31, 1999 level of $652.8 million.

         VFL's stockholder's equity was $273.7 million at September 30, 2000, compared to $252.2 million at December 31, 1999.

INVESTMENTS

         The following table summarizes VFL's investments shown at cost or amortized cost and carrying value as of September 30, 2000 and December 31, 1999:

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

------------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF INVESTMENTS                                                       SEPTEMBER 30,                 DECEMBER 31,
(In thousands of dollars)                                                       2000          %              1999           %
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities:
   U.S. Treasury securities and obligations of government agencies            $  16,670       2.2%          $253,041        37.9%
   Asset-backed securities - U.S. Government                                     36,921       4.9             37,190         5.6
   Asset-backed securities - other                                               58,040       7.7             70,085        10.5
   Public utility securities                                                     78,348      10.4              5,558         0.8
   Industrial bonds                                                             293,604      38.9            164,140        24.6
   Other debt securities                                                         39,792       5.3             18,430         2.8
                                                                              ----------  --------          ---------    --------
      Total fixed maturity securities                                           523,375      69.4            548,444        82.2
Preferred and Common Stocks                                                       9,994       1.3                  -           -
Policy loans                                                                     98,081      13.1             93,575        14.0
Short-term investments                                                          122,125      16.2             24,714         3.7
Other invested assets                                                               348         -                406         0.1
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AT AMORTIZED COST                                                 $ 753,923     100.0%          $667,139       100.0%
====================================================================================================================================
INVESTMENTS AT CARRYING VALUE*                                                $ 747,835                     $649,285
====================================================================================================================================

* As reported in the Condensed Balance Sheets

         The operations, premiums and liabilities of VFL and Assurance are managed on a combined basis. The investment portfolios of VFL and Assurance are managed to maximize total after-tax investment return while minimizing credit risks, with investments concentrated in high quality securities to support insurance underwriting operations. The investment portfolios are segregated for the purpose of supporting policy liabilities for universal life, annuities and other interest sensitive products.

         VFL has the ability to hold its fixed maturity portfolio to maturity. However, securities may be sold as part of VFL's asset/liability management strategies or to take advantage of investment opportunities generated by changing interest rates, tax and credit considerations, or other similar factors. Accordingly, the fixed maturities are classified as available-for-sale.

         VFL's investments in fixed maturities are carried at a fair value of $517.5 million at September 30, 2000, compared with $530.5 million at December 31, 1999. At September 30, 2000, the net unrealized loss on fixed maturities amounted to approximately $3.8 million on an after tax basis resulting from rising interest rates. At December 31, 1999, net unrealized losses for the fixed maturities were approximately $11.6 million after tax. Fluctuations from period to period are primarily due to changes in interest rates in the market and the mix of instruments within the portfolio.

         The following table summarizes the ratings of VFL's fixed maturity portfolio at carrying value (market):


-----------------------------------------------------------------------------------------------------------------------------------
                                                                               SEPTEMBER 30,                  DECEMBER 31,
(In thousands of dollars)                                                     2000          %               1999          %
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Government and affiliated securities                                   $  51,869      10.0%         $ 281,680       53.1%
Other AAA rated                                                                67,497      13.1             73,360       13.8
AA and A rated                                                                214,182      41.4             61,068       11.5
BBB rated                                                                     120,708      23.3             94,969       17.9
Below investment grade                                                         63,195      12.2             19,435        3.7
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                  $ 517,451     100.0%         $ 530,512      100.0%
===================================================================================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONCLUDED

         The fair value of VFL's fixed maturities at September 30, 2000, includes $92.5 million of asset-backed securities, consisting of approximately 51% in collateralized mortgage obligations (CMOs), 39% in certain U.S. government agency issued pass-through certificates, 6% in corporate mortgage-backed pass-through certificates and 4% in corporate asset-backed obligations. The majority of the asset-backed securities held are actively traded in liquid markets and are priced by broker-dealers.

         Below investment grade bonds are high yield securities rated below BBB by bond rating agencies, as well as other unrated securities which, in the opinion of management, are below investment grade. High yield securities generally involve a greater degree of risk than that of investment grade securities. However, expected returns should compensate for the added risk. This risk is also considered in the interest rate assumptions in the underlying insurance products. VFL's concentration in high yield bonds was approximately 1.5% and 0.6% of total assets as of September 30, 2000 and December 31, 1999, respectively.

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

         For the period ended September 30, 2000, VFL's operating activities provided cash of $100.8 million, compared with providing $101.7 million of operating cash flows for the same period in 1999. The net source of operating cash flows in the first nine months of 2000 are primarily the result of operating activities occurring in the normal course of business. Management believes that future liquidity needs will be met by cash generated from operations. Net cash flows from operations are primarily invested in marketable securities. Investment strategies employed by VFL consider the cash flow requirements of the insurance products sold and the tax attributes of the various types of marketable investments.

FORWARD-LOOKING STATEMENTS

         The statements contained in this management discussion and analysis, which are not historical facts, are forward-looking statements. When included in this management discussion and analysis, the words "believes," "expects," "intends," "anticipates," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with VFL; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and stocks); changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings; the effect on VFL of changes in rating agency policies and practices; the results of financing efforts; changes in VFL's composition of operating segments; the actual closing of contemplated transactions and agreements and various other matters and risks (many of which are beyond VFL's control) detailed in VFL's Securities and Exchange Commission filings. These forward-looking statements speak only as of the date of this management discussion and analysis. VFL expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in VFL's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS:

                                                Exhibit            Page
       Description of Exhibit                    Number           Number
       ----------------------                    ------           ------

       Financial Data Schedule                     27               16


(b)   REPORTS ON FORM 8-K:
      On October 10, 2000 Valley Forge Life Insurance Company filed a report on Form 8-K related to an announcement by CNA Financial Corporation, the parent company of Continental Assurance Company, the parent company of Valley Forge Life Insurance Company, issued a press release announcing the sale of its life reinsurance business to Munich American Reassurance Company, the U.S. subsidiary of Munich Re. A portion of the life reinsurance business is conducted through Valley Forge Life Insurance Company as part of a Reinsurance Pooling Agreement.

                       VALLEY FORGE LIFE INSURANCE COMPANY


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Valley Forge Life Insurance Company


By: /s/ ROBERT V. DEUTSCH
    ---------------------
Robert V. Deutsch
Director, Senior Vice President
And Chief Financial Officer

Date: November 9, 2000