Form 10-K
period 2000-12-31
VALLEY FORGE LIFE INSURANCE CO
filed 2001-04-02
CIK 1007008

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE YEAR ENDED DECEMBER 31, 2000            COMMISSION FILE NUMBER 333-1083

                       VALLEY FORGE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                         23-6200031
(State or other jurisdiction of                             (IRS Employer
Incorporation or organization)                           Identification No.)

            CNA PLAZA                                           60685
         CHICAGO, ILLINOIS                                    (Zip Code)
(Address of principal executive offices)

                                 (312) 822-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
        Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of March 15, 2001, 50,000 shares of Common Stock (all held by the parent, Continental Assurance Company) were outstanding. There is no market value for any such shares. See ITEM 5 of this Form 10-K.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I
(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                       VALLEY FORGE LIFE INSURANCE COMPANY


                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000


ITEM                                                                      PAGE
NUMBER                                                                   NUMBER

                                     PART I

1.  Business.............................................................     3

2.  Properties...........................................................     5

3.  Legal Proceedings....................................................     5

4.  Submission of Matters to a Vote of Security Holders..................     5

                                    PART II

5.  Market for Registrant's Common Stock and Related Stockholder Matters..    6

6.  Selected Financial Data...............................................    6

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................    7

7A. Market Risk...........................................................    9

8.  Financial Statements and Supplementary Data...........................   13

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure..................................................   37

                                    PART III

10. Directors and Executive Officers of the Registrant....................   37

11. Executive Compensation................................................   37

12. Security Ownership of Certain Beneficial Owners and Management........   37

13. Certain Relationships and Related Transactions........................   37

                                    PART IV

14. Financial Statements, Schedules, Exhibits and Reports on Form 8-K.....   37

                                     PART I

ITEM 1.  BUSINESS

         Valley Forge Life Insurance Company (VFL) was incorporated under the laws of the Commonwealth of Pennsylvania in 1956. VFL is a wholly owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly owned subsidiary of Continental Casualty Company (Casualty) which is wholly owned by CNA Financial Corporation (CNAF). CNAF is a holding company whose primary subsidiaries consist of property-casualty and life insurance companies, collectively CNA. As of December 31, 2000, Loews Corporation owned approximately 87% of the outstanding common stock of CNAF.

         VFL sells a variety of individual and group insurance products. The individual insurance products consist primarily of term and universal life insurance policies and individual annuities. Group insurance products include life insurance, pension products and accident and health insurance, consisting primarily of major medical and hospitalization insurance. VFL also markets a portfolio of variable Separate Account products, consisting primarily of annuity and universal life products. These products offer policyholders the option of allocating payments to one or more variable Separate Accounts or to a guaranteed income account or both. Cash receipts and deposits received for the variable Separate Accounts are invested in investment portfolios, as allocated by the contractholders, where the investment risk is borne by the contractholder. Cash receipts and deposits received for these products that are allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and for one year for life products.

         The operations and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended July 1, 1996, VFL cedes all of its business, excluding its Separate Account business, to its parent, Assurance. This ceded business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and Separate Account business, and 10% of the combined pool is assumed by VFL.

COMPETITION

         VFL is engaged in a business that is highly competitive due to the large number of stock and mutual life insurance companies and other entities marketing competing insurance products. VFL also faces competition in the Separate Account markets from financial institutions that market mutual funds and unit investment trusts as an alternative for investors. The combined operations of VFL and Assurance compete for both producers and customers and Assurance and VFL must continuously allocate resources to refine and improve insurance products and services. There are approximately 1,500 companies selling life insurance (including health insurance and pension products) in the United States. The combined companies of VFL and Assurance rank as the thirty-sixth largest life insurance organization based on 1999 combined statutory premium volume.

REGULATION

         VFL is domiciled in and is subject to the laws of the Commonwealth of Pennsylvania governing insurance companies and to the regulations of the Pennsylvania Department of Insurance (Insurance Department). VFL is licensed in 49 states and Puerto Rico.

         VFL is also subject to regulation under the insurance laws of all jurisdictions in which it operates. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to various matters, including licensing to transact business, overseeing trade practices, examining the affairs of insurance companies, including periodic financial and market conduct examinations, licensing agents, approving contract forms, establishing reserve requirements, establishing maximum interest rates on life insurance contract loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial information and related filings and regulating the type and amounts of investments permitted.

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

         Increased scrutiny of state regulated insurer solvency requirements by certain members of the U.S. Congress resulted in the National Association of Insurance Commissioners (NAIC) developing, a number of years ago, the industry minimum Risk-Based Capital (RBC) requirements. The RBC requirements establish a formal state accreditation process designed to regulate for solvency more closely, thus minimizing the diversity of approved statutory accounting and actuarial practices, and to increase the annual statutory statement disclosure requirements.The RBC formulas are designed to identify an insurer's minimum capital requirements based upon the inherent risks (e.g., asset default, credit and underwriting) of its operations. In addition to the minimum capital requirements, the RBC formula and related regulations identify various levels of capital adequacy and corresponding actions that the state insurance departments should initiate. The level of capital adequacy, below which insurance departments would take action, is defined as the Company Action Level. As of December 31, 2000, VFL's capital exceeded the Company Action Level.

CERTAIN AGREEMENTS

         VFL is party to a Reinsurance Pooling Agreement with Assurance which is discussed in the Note 9 to the Financial Statements, included herein in Item 8. In addition, VFL is party to the CNA Intercompany Expense Agreement whereby expenses incurred by CNAF and each of its subsidiaries are allocated to the appropriate companies. All acquisition and underwriting expenses allocated to VFL are further subject to the Reinsurance Pooling Agreement with Assurance, so that acquisition and underwriting expenses recognized by VFL are ten percent of the acquisition and underwriting expenses of the combined pool. For information regarding expenses pursuant to the CNA Intercompany Expense Agreement see Note 9 to the Financial Statements, included herein in Item 8.

REINSURANCE

         Information as to VFL's reinsurance activities is set forth in Note 8 to the Financial Statements, included herein in Item 8.

EMPLOYEE RELATIONS

         As of December 31, 2000, VFL had no employees as it has contracted with Casualty for services provided by Casualty employees. Casualty has experienced satisfactory labor relations and has never had any work stoppages due to labor disputes.

GOVERNMENT CONTRACTS

         Assurance's premium revenue includes premium under contracts involving U.S. government employees and their dependents. VFL's share of such premium was approximately $138 million, $207 million and $201 million for the three years ended December 31, 2000, 1999, and 1998, respectively. These premiums related to the Federal Employee Health Benefit Plan (FEHBP) business formerly written by Assurance and assumed by VFL as part of the Reinsurance Pooling Agreement. The FEHBP business was transferred to another insurance entity owned by CNA effective September 1, 2000. All assets and liabilities of this business were transferred through a novation agreement, and VFL was relieved of any ongoing direct or contingent liability with respect to this business. See Note 13 to the Financial Statements, included herein in Item 8.

BUSINESS SEGMENTS

         Information as to VFL's business segments is set forth in Note 11 to the Financial Statements, included herein in Item 8.

INVESTMENTS

         Information as to VFL's investments is set forth in Note 2 to the Financial Statements, included herein in Item 8.

ITEM 2.  PROPERTIES

         VFL does not own or directly lease any office space. VFL reimburses Casualty for its proportionate share of office facilities.

ITEM 3.  LEGAL PROCEEDINGS

         Information as to VFL's legal proceedings is set forth in Note 10 to the Financial Statements, included herein in Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         OMITTED PURSUANT TO GENERAL INSTRUCTION I (2)(C) OF FORM 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)      There is no established public trading market for VFL's common stock.

(b)      Assurance owns all of the common stock of VFL.

(c) VFL has declared no cash dividends on its common stock in 1998, 1999 or 2000 or through the date of filing this Form 10-K.

(d)      -    On March 8, 2000, CNA announced that it was exploring the sale of its individual life insurance and life reinsurance businesses.
         -    On August 3, 2000, CNA announced that the company will retain the individual life, long term care and retirement services businesses. It also announced that CNA will continue to explore the separate sale of the viatical settlements and life reinsurance businesses.
         -    On October 6, 2000, CNA announced the sale of its life reinsurance
              (Life Re) business to Munich American Reassurance Company (MARC), the U.S. subsidiary of Munich Re. A portion of the life reinsurance business is conducted through VFL as part of the Reinsurance Pooling Agreement. See Item 1 Business, Certain
              Agreements.
         -    On January 4, 2001, CNA announced the closing of the sale of its
              Life Re business to MARC. Under terms of the agreement, MARC is acquiring the Life Re business via a reinsurance agreement
              See Note 13 to Financial Statements, included herein in Item 8.
         -    On January 5, 2001, CNA announced that it will retain the
              viatical settlement business.

ITEM 6.  SELECTED FINANCIAL DATA

         OMITTED PURSUANT TO GENERAL INSTRUCTION I (2)(A) OF FORM 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Valley Forge Life Insurance Company (VFL) is a wholly owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly owned subsidiary of Continental Casualty Company (Casualty) which is wholly owned by CNA Financial Corporation (CNAF). CNAF is a holding company whose primary subsidiaries consist of property-casualty and life insurance companies, collectively CNA. As of December 31, 2000, Loews Corporation owned approximately 87% of the outstanding common stock of CNAF.

         The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended July 1, 1996, VFL cedes all of its business after external reinsurance, excluding its Separate Account business, to its parent, Assurance. This ceded business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and Separate Account business, (Assurance pool) and 10% of the combined pool is assumed by VFL.

         VFL, along with its parent, Assurance, markets and underwrites products designed to satisfy the life insurance, health insurance and retirement needs of individuals and groups. The individual products consist primarily of term and universal life insurance policies and individual annuities. Group products include life insurance, pension products and accident and health insurance, consisting primarily of major medical and hospitalization insurance. VFL and Assurance also market a portfolio of variable Separate Account products, consisting primarily of annuity and universal life products. These variable Separate Account products offer policyholders the option of allocating payments to one or more variable Separate Accounts or to a guaranteed income account or both. Cash receipts and deposits received for the variable Separate Accounts are invested in investment portfolios, as allocated by the contractholder, where the investment risk is borne by the contractholder. Cash receipts and deposits received for these products that are allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.

         On March 8, 2000, CNA announced that it was exploring the sale of its individual life insurance and life reinsurance businesses. This potential sale would have included the sale of VFL and Assurance. CNA engaged the services of an investment-banking firm to assist with this effort. As expected, several of the major rating agencies placed the ratings of the Assurance Pool under review as a result of this announcement. Each rating agency has slightly different terms for this special review: Standard & Poor's placed the rating on CreditWatch with developing implications; A.M. Best placed the rating under review with developing implications; Fitch placed the rating on Rating Watch - Uncertain, implying it could be upgraded or downgraded in the future. When an insurance company experiences a significant event, which might be pertinent to its financial strength rating, the major rating agencies generally place that company's rating under special review. Such events may include merger, sale, recapitalization, regulatory action, or another significant event.

         On August 3, 2000, CNA announced that the process of exploring the sale of its life insurance related businesses was complete. CNA announced that it would retain the individual life, long term care and retirement services businesses. Further, at that time, CNA announced that it would continue to explore the separate sale of the viatical settlements and individual life reinsurance businesses. Following this announcement, Moody's, Fitch, A.M. Best and Standard & Poor's removed the ratings from under review and affirmed the ratings for CAC and VFL. Moody's, Fitch and A.M. Best cited their outlook for CAC and VFL's rating as negative. The outlook from Standard & Poor's was stable.

         On October 6, 2000, CNA issued a press release announcing the sale of its individual life reinsurance (Life Re) business to Munich American Reassurance Company (MARC), the U.S. subsidiary of Munich Re. A portion of the Life Re business is conducted through VFL as part of the Reinsurance Pooling Agreement.

         On January 4, 2001, CNA announced the closing of the sale of its Life Re business to MARC. Under terms of the agreement, MARC is acquiring the Life Re business via a reinsurance agreement.

         On January 5, 2001, CNA announced that it would retain the viatical settlement business.

         VFL conducts its business through one reportable segment as a result of its participation the Reinsurance Pooling Agreement with Assurance, as previously discussed herein.

RESULTS OF OPERATIONS

         The following table summarizes VFL's operating results for the years ended December 31, 2000 and 1999:


    -----------------------------------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31,                                                                2000           1999
    -----------------------------------------------------------------------------------------------------------------
    (In thousands of dollars)
    Operating revenues
       Net earned premiums                                                                 $250,519        $310,719
       Net investment income                                                                 46,665          39,148
       Other revenues                                                                         9,412           4,545
                                                                                       -------------   ------------
          Total operating revenues                                                          306,596         354,412
    Benefits and expenses                                                                   270,569         329,229
                                                                                       -------------   ------------
       Operating income before income tax expense and cumulative
          effect of change in accounting principle                                           36,027          25,183
    Income tax expense                                                                      (12,665)         (8,766)
                                                                                       -------------   ------------
       Net operating income before realized investment losses
          and cumulative effect of change in accounting principle                            23,362          16,417
       Realized investment losses, net of tax                                                (3,438)        (12,402)
                                                                                       -------------   ------------
       Income before cumulative effect of change in accounting principle                     19,924           4,015
       Cumulative effect of change in accounting principle,  net of tax                           -            (234)
    -----------------------------------------------------------------------------------------------------------------
         NET  INCOME                                                                       $ 19,924         $  3,781
    =================================================================================================================


2000 COMPARED WITH 1999

         VFL's operating revenues, excluding net realized investment gains and losses declined 13.5% to $306.6 million in 2000 as compared to 1999. This decline was attributable to a decrease in net earned premiums of 19.4% to $250.5 million, partially offset by a 19.2% increase in net investment income and an increase in other revenues of 107.1%. The decrease in net earned premiums in 2000 was primarily due to the transfer of the Federal Employee Health Benefit Plan (FEHBP) business to another insurance entity owned by CNAF. This transfer was effective September 1, 2000, and resulted in a decrease of $69.7 million in earned premiums in 2000 as compared to 1999. Total premiums earned for this transferred business were $137.7 million, and $207.4 million, in 2000 and 1999 respectively.

         The increase in net investment income of $7.5 million to $46.7 million in 2000 from $39.1 million in 1999 was a result of the combined effects of an increase in the average investments held and improved market rate returns.

         The increase in other revenues of $4.9 million to $9.4 million in 2000 from $4.5 million in 1999 was a result of increased fee and other income from the Separate Account business and increased surrender charges and loads associated with policyholder account transactions.

         VFL's benefits and expenses declined 17.8% to $270.6 million in 2000 as compared to $329.9 million in 1999. This decrease was primarily related to the transfer of the FEHBP business described above. Benefits and expenses decreased by $68.6 million in 2000 as compared to 1999 as a result of this transfer. Total benefits and expenses from this business were $136.3 million and $205.5 million in 2000 and 1999, respectively.

         Net operating income, before realized investment gains and losses and a cumulative effect of a change in accounting principle, increased by $6.9 million or 42.3% in 2000 as compared to 1999. This increase was attributable to increases in net investment income and other revenues, partially offset by the net effect of the transfer of the FEHBP business, described above.

ACCOUNTING PRONOUNCEMENTS

         In the first quarter of 2000, VFL adopted the American Institute of Certified Public Accountants' Statement of Position No. 98-7, Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk (SOP 98-7). Adoption of SOP 98-7 did not have a significant impact on the results of operations or the equity of VFL.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the SEC Staff's view in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. This bulletin, through its subsequent revised releases SAB No. 101A and No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this bulletin, which occurred on October 1, 2000, did not have a significant impact on the results of operations or the equity of VFL.

         In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 was subsequently amended by Statement of Financial Accounting Standard No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of SFAS 133 by one year, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138). SFAS 138 addresses a limited number of issues causing implementation difficulties for entities applying SFAS 133. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in the fair value, cash flows of foreign currencies, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

         VFL has adopted SFAS 133 effective January 1, 2001. The transition adjustments resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Adoption of SFAS 133 will not have a significant impact on the equity or the results of operations of VFL. VFL already carries its investment-related derivatives at fair value and the resulting changes in fair values are recognized through net income.

         In March 1998, the National Association of Insurance Commissioners
(NAIC) adopted the Codification of Statutory Accounting Principles (Codification). Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which VFL conducts business will require adoption of Codification (with certain modifications) for the preparation of statutory financial statements effective January 1, 2001. VFL estimates that the adoption of Codification, as modified, will increase statutory capital and surplus as of January 1, 2001 by approximately $1.3 million, which primarily relates to the recognition of the deferred tax assets partially offset by establishment of liabilities for insurance-related assessments and pensions.


ITEM 7A. MARKET RISK

         Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument. According to the SEC disclosure rules, discussions regarding market risk focus on only one element of market risk: price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index or price underlying the financial instrument. VFL's primary market risk exposures are due to changes in interest rates, although VFL has certain exposures to changes in equity prices and has had exposure to foreign currency exchange rates. The fair value of the financial instruments are adversely affected when interest rates rise, equity markets decline, and the dollar strengthens against foreign currencies.

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

         For purposes of this disclosure, market risk sensitive instruments are divided into two categories: 1) instruments entered into for trading purposes and 2) instruments entered into for purposes other than trading.

         Credit Risk: Credit risk arises from the potential inability of counter-parties to perform on an obligation in accordance with the terms of the contract. VFL is exposed to credit risk in its capacity as counter party in financial and insurance contracts, reinsurance arrangements and as a holder of securities. VFL accepts risk whenever a counter party is obligated to perform under a contract. As a holder of securities, VFL is exposed to default by the issuer or to the possibility of market price deterioration. As a purchaser of reinsurance, VFL has exposure that a reinsurer may not be able to reimburse VFL under the terms of the reinsurance agreement. VFL has established policies and procedures to manage credit risk, including collateral requirements and master "netting arrangements."

         Interest Rate Risk: VFL has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. VFL attempts to mitigate its exposure to interest rate risk through active portfolio management. VFL may also reduce this risk by utilizing instruments such as interest rate swaps, interest rate caps, and commitments to purchase securities, options, futures and forwards. This exposure is also mitigated by VFL's asset/liability matching strategy.

         Equity Price Risk: VFL is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from such securities or indexes. VFL attempts to mitigate its exposure to such risks by diversifying into many types of securities or indices.

         Foreign Exchange Risk: Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments. The Company has foreign exchange rate exposure when it buys or sells foreign currencies or financial instruments denominated in a foreign currency. Currently, VFL has no security denominated in a foreign currency.

         Sensitivity Analysis: VFL monitors its sensitivity to interest rate risks by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates. The evaluation is made using an instantaneous change in interest rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on the recorded market value of VFL investments and the resulting effect on stockholder's equity. The range of change chosen reflects VFL's view of changes, which are reasonably possible over a one-year period. The selection of the range of values chosen to represent changes in interest rates should not be construed as VFL's prediction of future market events, but rather as an illustration of the impact of such events. Accordingly, the analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market interest rates on VFL's income or stockholder's equity. Further, the computations do not contemplate any actions VFL would undertake in response to changes in interest rates.

         The accompanying sensitivity analyses modeled an instantaneous increase and decrease in the market interest rates of 100 and 150 basis points from their levels at December 31, 2000 with all other variables held constant. A 100 and a 150 basis point increase in market interest rates would result in a pre-tax decrease in the net financial instrument position of $29.3 million and $43.8 million, respectively. Similarly, a 100 and 150 basis point decrease in market interest rates would result in a pre-tax increase in the net financial instrument position of $29.8 million and $44.9 million, respectively.

         Equity price risk was measured assuming an instantaneous 10% and 25% change in the Standard & Poor's 500 (S&P 500)(R) index from its level as of December 31, 2000 with all other variables held constant. VFL's equity holdings were assumed to be highly and positively correlated with the S&P 500(R) index. At December 31, 2000, a 10% and 25% decrease in the S&P 500(R) index would result in a $45.5 million and $113.5 million decrease, respectively, in the market value of VFL's equity investments, primarily equity investments in the Separate Accounts. Most of the changes would be offset by decreases in Separate Account liabilities to customers under variable annuity contracts. Conversely, increases in the S&P

500(R) index would result in increase in the market value of VFL's equity investments and increases in Separate Account liabilities to customers under variable annuity contracts.

         The accompanying sensitivity analyses also assumes an instantaneous 10% and 20% change in the foreign currency exchange rates versus the U.S. dollar from their levels at December 31, 2000 with all other variables held constant. Since no securities or other investments are denominated in a foreign currency, the market value of such investments are not affected by changes in foreign currency exchange rates. The following table reflects the estimated effects on the market value of VFL's financial instruments due to an increase in interest rates of 100 basis points, a 10% decline in the S&P 500 Index, and a decline of 10% in foreign currency exchange rates.

   ---------------------------------------------------------------------------------------------------------------------
                                                                              MARKET         INTEREST        EQUITY
   DECEMBER  31, 2000                                                         VALUE          RATE RISK        RISK
   ---------------------------------------------------------------------------------------------------------------------
   (In thousands of dollars)
   Held for Trading Purposes
      Separate Account Business:
         Short-term investments                                                  $    523             -             -
         Other derivative securities                                                  117             -        $  (117)
   ---------------------------------------------------------------------------------------------------------------------
   Total trading securities                                                           640             -           (117)
   ---------------------------------------------------------------------------------------------------------------------
   Held for Other Than Trading Purposes
      General account:
         Fixed maturity securities                                                557,866        (28,858)           -
         Equity securities                                                         10,215             -         (1,022)
         Policy loans and other investments                                        98,178             -             -
         Short-term investments                                                    62,429            (17)           -
         Interest rate caps                                                            87             78            -
   ---------------------------------------------------------------------------------------------------------------------
   Total general account                                                          728,775        (28,797)       (1,022)
   ---------------------------------------------------------------------------------------------------------------------
      Separate Accounts Business:
         Fixed maturity securities                                                  8,708           (505)           -
         Equity securities                                                        443,386             -        (44,339)
         Short-term investments                                                    77,965            (29)           -
   ---------------------------------------------------------------------------------------------------------------------
   Total Separate Accounts business                                               530,059           (534)      (44,339)
   ---------------------------------------------------------------------------------------------------------------------
      Total securities held for other than trading purposes                     1,258,834        (29,331)      (45,361)
   ---------------------------------------------------------------------------------------------------------------------
         Total all securities                                                  $1,259,474      $ (29,331)     $(45,478)
   =====================================================================================================================

         The following table reflects the estimated effects on the market value of VFL's financial instruments due to an increase in interest rates of 150 basis points, a 25% decline in the S&P 500 Index, and a decline of 20% in foreign currency exchange rates.

  --------------------------------------------------------------------------------------------------------------------
                                                                         MARKET          INTEREST         EQUITY
  DECEMBER  31, 2000                                                     VALUE           RATE RISK         RISK
  --------------------------------------------------------------------------------------------------------------------

  (In thousands of dollars)
  Held for Trading Purposes
     Separate Account business:
        Short-term investments                                         $    523                -              -
        Other derivative securities                                         117                -        $  (117)
  --------------------------------------------------------------------------------------------------------------------
  Total trading securities                                                  640                -           (117)
  --------------------------------------------------------------------------------------------------------------------
  Held for Other Than Trading Purposes
     General account:
        Fixed maturity securities                                       557,866          (43,149)             -
        Equity securities                                                10,215                -         (2,554)
        Policy loans and other investments                               98,178                -              -
        Short-term investments                                           62,429              (25)             -
        Interest rate caps                                                   87              161              -
  --------------------------------------------------------------------------------------------------------------------
  Total general account                                                 728,775          (43,013)        (2,554)
  --------------------------------------------------------------------------------------------------------------------
     Separate Accounts Business:
        Fixed maturity securities                                         8,708             (725)             -
        Equity securities                                               443,386                -       (110,846)
        Short-term investments                                           77,965              (43)             -
  --------------------------------------------------------------------------------------------------------------------
  Total Separate Account business                                       530,059             (768)      (110,846)
  --------------------------------------------------------------------------------------------------------------------
     Total securities held for other than trading purposes            1,258,834          (43,781)      (113,400)
  --------------------------------------------------------------------------------------------------------------------
  Total all securities                                               $1,259,474         $(43,781)     $(113,517)
  --------------------------------------------------------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report............................................    14
Statements of Operations, each of the three years in the period ended
December 31, 2000.......................................................    15
Balance Sheets, December 31, 2000 and 1999..............................    16
Statements of Cash Flows, each of the three years in the period ended
December 31, 2000.......................................................    17
Statements of Stockholder's Equity, each of the three years in the
period ended December 31, 2000..........................................    18
Notes to Financial Statements...........................................    19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Valley Forge Life Insurance Company

         We have audited the accompanying balance sheets of Valley Forge Life Insurance Company (a wholly-owned subsidiary of Continental Assurance Company, which is a wholly-owned subsidiary of Continental Casualty Company, a wholly-owned subsidiary of CNA Financial Corporation, an affiliate of Loews Corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included Schedule III - Supplementary Insurance Information and Schedule V - Valuation and Qualifying Accounts and Reserves. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Valley Forge Life Insurance Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

         As discussed in Note 12 to the financial statements, the Company changed its method of accounting for liabilities for insurance-related assessments in 1999.

Deloitte & Touche LLP

Chicago, Illinois
March 27, 2001

                       VALLEY FORGE LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS

  ------------------------------------------------------------------------------------------------------------------
  YEAR ENDED DECEMBER 31,                                                  2000            1999            1998
  ------------------------------------------------------------------------------------------------------------------

  (In thousands of dollars)
  Revenues:
     Net earned premiums                                                   $ 250,519       $ 310,719      $ 315,599
     Net investment income                                                    46,665          39,148         35,539
     Realized investment (losses) gains                                       (5,289)        (19,081)        16,967
     Other revenues                                                            9,412           4,545          7,959
                                                                       --------------  --------------  -------------
                                                                             301,307         335,331        376,064
                                                                       -------------- ---------------  -------------
  Benefits and expenses:
     Insurance claims and policyholders' benefits                            235,149         291,547        301,900
     Amortization of deferred acquisition costs                               14,428          13,942         11,807
     Other operating expenses                                                 20,992          23,740         35,813
                                                                       -------------- ---------------  -------------
                                                                             270,569         329,229        349,520
                                                                       -------------- ---------------  -------------
     Income before income tax expense and cumulative
        effect of change in accounting principle                              30,738           6,102         26,544
  Income tax expense                                                          10,814           2,087          9,091
                                                                       -------------- ---------------  -------------
     Income before cumulative effect of change
        in accounting principle                                               19,924           4,015         17,453
     Cumulative effect of change in accounting
        principle, net of tax                                                      -            (234)             -
  ------------------------------------------------------------------------------------------------------------------
       NET INCOME                                                            $19,924         $ 3,781        $17,453
  ==================================================================================================================


   The accompanying Notes are an integral part of these Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                                 BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                    2000              1999
----------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except share data)
ASSETS
   Investments:
     Fixed maturity securities available-for-sale (amortized cost: $556,302 and $548,444)        $ 557,866        $ 530,512
     Equity securities available-for-sale (cost: $9,994 and $0)                                     10,215               51
     Policy loans                                                                                   98,178           93,575
     Other invested assets                                                                              87              433
     Short-term investments                                                                         62,429           24,714
                                                                                           ----------------  ---------------
          TOTAL INVESTMENTS                                                                        728,775          649,285
     Cash                                                                                            9,319            3,529
     Receivables:
       Reinsurance ($2,128,409 and $2,084,800 from Assurance)                                    2,770,755        2,414,553
       Premium and other                                                                            67,163           82,852
       Allowance for doubtful accounts                                                                 (28)             (12)
     Deferred acquisition costs                                                                    126,352          127,297
     Accrued investment income                                                                      12,551           11,066
     Receivables for securities sold                                                                     -            2,426
     Federal income tax recoverable (from Assurance)                                                     -            4,316
     Other assets                                                                                    6,280            4,883
     Separate Account business                                                                     532,017          209,183
----------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                         $ 4,253,184      $ 3,509,378
============================================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
     Insurance reserves:
       Future policy benefits                                                                  $ 3,038,477      $ 2,751,396
       Claims and claim expense                                                                    110,418          139,653
       Policyholders' funds                                                                         40,338           43,466
     Payables for securities purchased                                                                   -            2,421
     Federal income taxes payable (to Assurance)                                                     9,536                -
     Deferred income taxes                                                                           9,040            2,694
     Due to affiliates                                                                              84,042           12,435
     Commissions and other payables                                                                144,888           95,976
     Separate Account business                                                                     532,017          209,183
                                                                                           ----------------  ---------------
          TOTAL LIABILITIES                                                                      3,968,756        3,257,224
                                                                                           ----------------  ---------------

Commitments and contingent liabilities (Notes 1 and 10)
Stockholder's Equity:
     Common stock ($50 par value; Authorized 200,000 shares; Issued 50,000 shares)                   2,500            2,500
     Additional paid-in capital                                                                     69,150           69,150
     Retained earnings                                                                             211,388          191,464
     Accumulated other comprehensive income (loss)                                                   1,390          (10,960)
                                                                                           ----------------  ---------------
          TOTAL STOCKHOLDER'S EQUITY                                                               284,428          252,154
----------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                           $ 4,253,184      $ 3,509,378
============================================================================================================================


   The accompanying Notes are an integral part of these Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                  2000             1999             1998
-------------------------------------------------------------------------------------------------------------------------

(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $ 19,924          $  3,781        $ 17,453
   Adjustments to reconcile net income to net cash flows from operating activities:
   Cumulative effect of changes in accounting principle, net of tax                  -               234               -
   Deferred income tax provision                                                (1,159)            4,924           2,058
   Net realized investment losses (gains), pre-tax                               5,289            19,081         (16,967)
   Accretion of bond discount                                                   (4,216)           (2,999)         (4,821)
   Changes in:
      Receivables, net                                                        (318,672)         (300,832)       (544,920)
      Deferred acquisition costs                                               (14,240)          (13,866)        (16,746)
      Accrued investment income                                                 (1,485)           (3,345)         (2,476)
      Due to affiliates                                                         64,985           (10,489)         37,945
      Federal income taxes payable and recoverable                              13,852           (10,784)            493
      Insurance reserves                                                       291,444           380,939         541,560
      Commissions and other payables and other                                  45,175            25,408         (18,804)
      Transfer of Federal Employee Health Benefits Plan                          6,622                 -               -
      Transfer of Life Re business                                              (4,134)                -               -
                                                                          -------------    --------------   -------------
            Total adjustments                                                   83,461            88,271        (22,678)
                                                                          -------------    --------------   -------------
            NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                 103,385            92,052         (5,225)
                                                                          -------------    --------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed maturity securities                                     (695,586)       (1,512,848)       (744,431)
   Proceeds from fixed maturity securities:
      Sales                                                                    618,202         1,339,905         741,277
      Maturities, calls and redemptions                                         65,727            58,263          33,635
   Purchases of equity securities                                               (9,994)                -              (5)
   Proceeds from sale of equity securities                                           -             2,647               5
   Change in short-term investments                                            (34,527)           59,455         (73,233)
   Change in policy loans                                                       (4,603)          (19,424)         (7,179)
   Change in other invested assets                                                (115)              205             (82)
                                                                          -------------    --------------   -------------
          NET CASH FLOWS USED IN INVESTING ACTIVITIES                          (60,896)          (71,797)        (50,013)
                                                                          -------------    --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts for investment contracts credited to policyholder accounts          11,240            15,901          30,007
   Return of policyholder account balances on investment contracts             (47,939)          (36,377)        (25,584)
   Capital contribution from Assurance                                               -                 -          30,000
                                                                          -------------    --------------   -------------
          NET CASH FLOWS (USED IN) FROM  FINANCING ACTIVITIES                  (36,699)          (20,476)         34,423
                                                                          -------------    --------------   -------------
          NET CASH FLOWS                                                         5,790              (221)        (20,815)
Cash at beginning of period                                                      3,529             3,750          24,565
-------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                          $ 9,319          $  3,529         $ 3,750
=========================================================================================================================
Supplemental disclosures of cash flow information:
        Federal income taxes (refunded) or paid                              $ ( 1,924)         $  8,260        $  6,651
=========================================================================================================================


   The accompanying Notes are an integral part of these Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                       STATEMENTS OF STOCKHOLDER'S EQUITY


-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                   Additional                                     Other           Total
                                         Common      Paid-in    Comprehensive     Retained    Comprehensive   Stockholder's
                                          Stock      Capital    Income (Loss)     Earnings    Income (Loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------

(In thousands of dollars)
Balance, December 31, 1997               $2,500     $39,150                     $ 170,230         $  4,380       $216,260

Capital contribution from Assurance           -      30,000                             -                -         30,000
Comprehensive income:
   Net income                                 -           -       $ 17,453         17,453                -         17,453
   Other comprehensive income                 -           -            107              -              107            107
                                                                  ---------
Total comprehensive income                                        $ 17,560
                                                                  =========

------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                2,500      69,150                       187,683            4,487        263,820

Comprehensive income (loss):
   Net income                                 -           -       $  3,781          3,781                -          3,781
   Other comprehensive loss                   -           -        (15,447)             -          (15,447)       (15,447)
                                                                  ---------
Total comprehensive loss                                          $(11,666)
                                                                  =========
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                2,500      69,150                       191,464          (10,960)       252,154

Comprehensive income:
   Net income                                 -           -       $ 19,924         19,924                -         19,924
   Other comprehensive income                 -           -         12,350              -           12,350         12,350
                                                                  ---------
Total comprehensive income                                        $ 32,274
                                                                  =========
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000               $2,500     $69,150                     $ 211,388         $  1,390       $284,428
=============================================================================================================================


   The accompanying Notes are an integral part of these Financial Statements.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          Valley Forge Life Insurance Company (VFL) is a wholly owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly owned subsidiary of Continental Casualty Company (Casualty) which is wholly owned by CNA Financial Corporation (CNAF). As of December 31, 2000, Loews Corporation owned approximately 87% of the outstanding common stock of CNAF.

          VFL markets and underwrites insurance products designed to satisfy the life, health insurance and retirement needs of individuals and groups. Products available in individual policy form include annuities as well as term and universal life insurance. Products available in group policy form includes life insurance, pension products and accident and health insurance. VFL also markets a portfolio of variable Separate Account products, consisting primarily of annuity and universal life products. These products offer policyholders the option of allocating payments to one or more variable investment portfolios or to a guaranteed income account or both. Cash receipts and deposits received for the variable Separate Accounts are invested in investment portfolios, as allocated by the contractholders, where the investment risk is borne by the contractholder. Cash receipts and deposits received for these products that are allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time.

         The operations and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended, VFL cedes all of its business, excluding its Separate Account business, to its parent, Assurance. This ceded business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and Separate Account business, and 10% of the combined pool is assumed by VFL.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America
(GAAP).

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

INSURANCE

         Earned premium revenue- Revenues on interest sensitive type contracts are comprised of contract charges and fees, which are recognized over the coverage period. Accident and health insurance premiums are earned ratably over the duration of the policies after provision for estimated adjustments on retrospectively rated policies and deductions for ceded insurance. Premiums for other life insurance products and annuities are recognized as revenue when due, after deductions for ceded insurance.

         Claim and claim adjustment expense reserves- Claim and claim adjustment expense reserves represent management's estimates of ultimate liabilities based on currently available facts and case law. The ultimate liability may vary significantly from such estimates. VFL regularly reviews its reserves, and any adjustments to the previously established reserves are recognized in operating income in the period that the need for such adjustments becomes apparent.

         Future policy benefits reserves- Reserves for traditional life insurance products (whole and term life products) and long-term care products are computed using the net level premium method, which incorporates actuarial assumptions as to interest rates, mortality, morbidity, withdrawals and expenses. Actuarial assumptions generally vary by plan, age at issue and policy duration, and include a margin for adverse deviation. Interest rates range from 3% to 9% and mortality, morbidity and withdrawal assumptions are based on VFL and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Reserves for interest sensitive contracts are equal to the account balances that accrue to the benefit of the policyholders. Interest crediting rates ranged from 4.30% to 6.85% for the three years ended December 31, 2000.

         Insurance-related assessments- VFL's participation in involuntary risk pools is mandatory and is generally a function of its proportionate share of the voluntary market, by line of insurance, in each state in which it does business. In the first quarter of 1999, VFL adopted Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments (SOP 97-3). SOP 97-3 requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements. Adoption of SOP 97-3 resulted in an after-tax charge of $234 thousand as a cumulative effect of a change in accounting principle for the year 1999. The pro forma effect of adoption on reported results for prior periods was not significant. Insurance related assessment liabilities are not discounted or recorded net of premium taxes. These liabilities are included as part of other liabilities in the balance sheets.

         Reinsurance- Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and reported as a recoverable in the balance sheets. Reinsurance contracts that do not meet the criteria for risk transfer are recorded in accordance with Statement of Position No. 98-7, Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk.

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

         Deferred acquisition costs- Life insurance business acquisition costs are deferred and amortized based on assumptions consistent with those used for computing future policy benefits reserves. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. Deferred acquisition costs on traditional life business are amortized over the assumed premium paying periods. The amortization of deferred acquisition costs for interest sensitive and annuity contracts are matched to the recognition of gross profits on these contracts. To the extent that unrealized gains or losses on available-for-sale securities would result in an adjustment of deferred policy acquisition costs had they actually been realized, an adjustment is recorded to deferred acquisition costs and to unrealized investment gains or losses.

INVESTMENTS

         Valuation of investments- VFL classifies its fixed maturity securities (bonds and redeemable preferred stocks) and its equity securities as available-for-sale, and as such, they are carried at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, and such adjustments are included in net investment income. Changes in fair value are reported as a component of other comprehensive income. Investments are written down to estimated fair value and losses are recognized in income when a decline is determined to be other than temporary.

         Policy loans are carried at unpaid balances. Short-term investments are carried at amortized cost, which approximates market value. VFL has no investments in real estate or mortgage loans.

         Investments in derivative securities are carried at fair value at the reporting date, and changes in fair value are recognized in realized investment gains and losses. VFL's derivative investments are made up of interest rate caps and purchased options and are classified as other invested assets.

         Investment gains and losses- All securities transactions are recorded on the trade date. Realized investment gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

         Securities lending activities- VFL lends securities to unrelated parties, primarily major brokerage firms. Borrowers of these securities must deposit collateral with VFL equal to 100% of the fair value of the securities if the collateral is cash or 102% if the collateral is securities. Cash deposits from these transactions are invested in short-term investments (primarily commercial paper) and a liability is recognized for the obligation to return the collateral. VFL continues to receive the interest on loaned debt securities as beneficial owner, and accordingly, loaned debt securities are included in fixed maturity securities. VFL had no securities on loan at December 31, 2000 or 1999.

         Separate Account business- VFL writes certain variable annuity contracts and universal life policies. The supporting assets and liabilities of certain of these contracts and policies are legally segregated and reported as assets and liabilities of Separate Account business. VFL guarantees principal and a specified return to the contractholders on approximately 16.9% and 15.7% of the Separate Account assets at December 31, 2000 and 1999. Substantially all assets of the Separate Account business are carried at fair value. Separate Account liabilities are principally obligations due to contractholders and are carried at contract values. Investment income and realized capital gains and losses of the Separate Account business accrue directly to the contractholders and therefore, are not included in VFL's statement of operations. Revenues to VFL from the Separate Account business consist of contract maintenance fees, administration fees and mortality and expense risk charges, and are included in other revenue.

INCOME TAXES

          VFL accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. Temporary differences primarily relate to insurance reserves, deferred acquisition costs and net unrealized investment gains or losses.

ACCOUNTING PRONOUNCEMENTS

         In the first quarter of 2000, VFL adopted the American Institute of Certified Public Accountants' Statement of Position No. 98-7, Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk (SOP 98-7). Adoption of SOP 98-7 did not have a significant impact on the results of operations or the equity of VFL.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the SEC Staff's view in applying GAAP to revenue recognition in financial statements. This bulletin, through its subsequent revised releases SAB No. 101A and No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this bulletin, which occurred on October 1, 2000, did not have a significant impact on the results of operations or the equity of VFL.

         In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 was subsequently amended by Statement of Financial Accounting Standard No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of SFAS 133 by one year, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138). SFAS 138 addresses a limited number of issues causing implementation difficulties for entities applying SFAS 133. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in the fair value, cash flows of foreign currencies, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

         VFL has adopted SFAS 133 effective January 1, 2001. The transition adjustments resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Adoption of SFAS 133 will not have a significant impact on the equity or results of operations of VFL. VFL already carries its investment-related derivatives at fair value and the resulting changes in fair values are recognized through net income.

NOTE 2.  INVESTMENTS

         The significant components of net investment income are presented in the following table:

-----------------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                                   2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------------------

(In thousands of dollars)
Interest:
     Fixed maturity securities--Taxable bonds                                            $ 36,879        $30,851         $27,150
     Policy loans                                                                           6,011          4,963           4,760
     Short-term investments                                                                 3,798          2,969           3,803
Dividend and other:
     Equity securities                                                                        227             54              72
     Other                                                                                    271            778             105
                                                                                      ---------------------------------------------
Gross investment income                                                                    47,186         39,615          35,890
Investment expense                                                                            521            467             351
-----------------------------------------------------------------------------------------------------------------------------------
  NET INVESTMENT INCOME                                                                   $46,665        $39,148         $35,539
===================================================================================================================================

         Net realized investment gains (losses) and unrealized appreciation (depreciation) in investments are set forth in the following table:


-----------------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT APPRECIATION (DEPRECIATION)
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                                   2000            1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Realized investment (losses) gains:
     Fixed maturity securities:
        Gross realized gains                                                             $  2,648        $  4,399      $ 17,604
        Gross realized losses                                                              (7,350)        (25,380)         (697)
                                                                                    -------------   -------------   -----------
     Net realized (losses) gains on fixed maturity securities                              (4,702)        (20,981)       16,907
     Equity securities:
        Gross realized gains                                                                    -           1,667             -
                                                                                    -------------   -------------   -----------
     Net realized (losses) gains on equity securities                                           -           1,667             -
     Other realized investment (losses) gains
                                                                                            (587)             233            60
                                                                                    -------------   -------------   -----------
                                                                                          (5,289)         (19,081)       16,967
Income tax benefit (expense)                                                               1,851            6,679        (5,938)
                                                                                    -------------   -------------   -----------
          Net realized investment (losses) gains                                          (3,438)         (12,402)       11,029
                                                                                    -------------   -------------   -----------
Net change in unrealized appreciation (depreciation) in investments:
     Fixed maturity securities                                                            19,496          (23,813)          441
     Equity securities                                                                       171           (1,186)          (42)
     Adjustment to deferred policy acquisition costs
          related to unrealized (losses) gains and other                                    (667)           1,235          (235)
                                                                                    -------------   -------------   -----------
                                                                                          19,000          (23,764)          164
Deferred income tax (expense) benefit                                                     (6,650)           8,317           (57)
                                                                                    -------------   -------------   -----------
     Net change in unrealized appreciation (depreciation) in investments                  12,350          (15,447)          107
-----------------------------------------------------------------------------------------------------------------------------------
     NET REALIZED AND CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
     IN  INVESTMENTS                                                                    $  8,912       $  (27,849)     $ 11,136
===================================================================================================================================



-----------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NET UNREALIZED INVESTMENT GAINS (LOSSES)
INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           2000                                1999
                                                             ---------------------------------    ---------------------------------
December 31                                                    GAINS      LOSSES      NET           Gains     Losses       Net
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed maturity securities                                    $ 9,327   $(7,763)     $1,564        $  666   $(18,598)   $(17,932)
Equity securities                                                222         -         222            51          -          51
Adjustment to deferred policy acquisition
   costs related to unrealized
   (losses) gains and other                                    1,789    (1,436)        353         1,468       (448)      1,020
-----------------------------------------------------------------------------------------------------------------------------------
                                                             $11,338   $(9,199)      2,139        $2,185   $(19,046)    (16,861)
                                                             ==================                   ==================
Deferred income tax (expense) benefit                                                 (749)                               5,901
-----------------------------------------------------------------------------------------------------------------------------------
      NET UNREALIZED INVESTMENT GAINS (LOSSES)                                      $1,390                             $(10,960)
===================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF INVESTMENTS IN FIXED MATURITY
AND EQUITY SECURITIES AVAILABLE FOR SALE
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)                                                     COST OR         GROSS         GROSS
                                                                             AMORTIZED     UNREALIZED    UNREALIZED        FAIR
December 31, 2000                                                               COST          GAINS        LOSSES         VALUE
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries and obligations of government agencies                       $ 18,670        $  434      $  (431)       $ 18,674
Asset-backed securities                                                       142,774         1,028         (818)        142,983
Corporate securities                                                          313,026         7,114       (4,964)        315,176
Other debt securities                                                          81,832           751       (1,550)         81,033
                                                                         ----------------------------------------------------------
    Total fixed maturity securities                                           556,302         9,327       (7,763)        557,866
Equity securities                                                               9,994           221            -          10,215
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL                                                                    $566,296        $9,548      $(7,763)       $568,081
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries and obligations of government agencies                       $253,041         $   -      $ 6,988       $246,053
Asset-backed securities                                                       107,275            50        4,200        103,125
Corporate securities                                                          164,140            98        6,914        157,324
Other debt securities                                                          23,988           518          496         24,010
                                                                         ----------------------------------------------------------
    Total fixed maturity securities                                           548,444           666       18,598        530,512
Equity securities                                                                   -            51            -             51
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL                                                                    $548,444        $  717      $18,598       $530,563
===================================================================================================================================



-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF INVESTMENTS IN FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               AMORTIZED               FAIR
DECEMBER 31, 2000                                                                                 COST                 VALUE
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Due in one year or less                                                                        $      -             $      -
Due after one year through five years                                                           180,482              184,174
Due after five years through ten years                                                          152,543              150,662
Due after ten years                                                                              80,503               80,047
Asset-backed securities not due at a single maturity date                                       142,774              142,983
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL                                                                                  $556,302             $557,866
===================================================================================================================================

         Actual maturities may differ from contractual maturities because securities may be called or prepaid with or without call or prepayment penalties.

         There are no investments, other than equity securities, that did not produce income for the years ended December 31, 2000 and 1999. Except for investments in securities of the U.S. Government and its agencies, there are no investments in a single issuer that when aggregated exceed 10% of stockholder's equity at December 31, 2000.

         Securities with carrying values of $2.7 million were deposited by VFL under requirements of regulatory authorities as of both December 31, 2000 and 1999.

NOTE 3.  FINANCIAL INSTRUMENTS

         In the normal course of business, VFL invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative securities, including off-balance sheet financial instruments.

         Fair values are disclosed for all financial instruments, for which it is practicable to estimate that value, whether or not recognized in the balance sheets. Management attempts to obtain quoted market prices for the purpose of these disclosures. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management's assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair value. The estimates presented herein are not necessarily indicative of the amounts VFL would realize in a current market exchange.

         Non-financial instruments such as deferred acquisition costs and deferred income taxes and certain financial instruments such as insurance reserves and reinsurance receivables are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value of VFL.

         The carrying amounts reported on the balance sheet for cash, short-term investments, accrued investment income, receivables for securities sold, payables for securities purchased and certain other assets and other liabilities approximate fair value because of the short-term nature of these items. These assets and liabilities are not listed in the following table.

         The following methods and assumptions were used by VFL in estimating the fair value amounts for financial instruments:

         The fair values of fixed maturity and equity securities were based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services, costs to settle, or quoted market prices of comparable instruments.

         The fair values for policy loans were estimated using discounted cash flow analyses at interest rates currently offered for similar loans to borrowers with comparable credit quality. Loans with similar characteristics were aggregated for purposes of the calculations.

         Premium deposits and annuity contracts were valued based on cash surrender values and the outstanding fund balances.

         Valuation techniques to determine fair value of other invested assets and other separate account business assets consisted of discounting cash flows, obtaining quoted market prices of the investments and comparing the investments to similar instruments of the underlying assets of the investments.

         The fair values of the liabilities for variable separate account business were based on the quoted market values of the underlying assets of each variable separate account, adjusted for policyholder surrender charges. Regarding the general account products, the fair value of annuities with a surrender charge was approximated as the cash surrender value, while the fair value of other funds and annuities was assumed to equal their carrying value, as most of these are of a short-term nature.

         The carrying amount and estimated fair value of VFL's financial instrument assets and liabilities are listed below:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                           2000                               1999
                                                              -------------------------------    ----------------------------------
                                                              CARRYING           ESTIMATED        Carrying             Estimated
December 31,                                                   AMOUNT           FAIR VALUE         Amount             Fair Value
-----------------------------------------------------------------------------------------------------------------------------------

     (In thousands of dollars)
     FINANCIAL ASSETS
     General account business:
        Fixed maturity securities                             $557,866           $557,866           $530,512           $530,512
        Equity securities                                       10,215             10,215                 51                 51
        Policy loans                                            98,178             90,626             93,575             87,156
        Other                                                       87                 87                433                433
     Separate Account business:
        Fixed maturity securities                                8,708              8,708             12,999             12,999
        Equity securities (primarily mutual funds)             443,385            443,385            175,772            175,772
        Other                                                      117                117                119                119
     FINANCIAL LIABILITIES
     General account business:
        Guaranteed investment contracts                         35,073             35,073             36,218             36,218
        Deferred annuities                                      47,380             44,533             60,024             55,884
        Other                                                      256                256                367                367
     Separate Account business:
        Variable separate accounts                             518,838            480,071            198,160            186,332
-----------------------------------------------------------------------------------------------------------------------------------

         VFL invests in derivative financial instruments in the normal course of business primarily to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk). Financial instruments used for such purposes may include interest rate caps, put and call options, commitments to purchase securities, futures and forwards. VFL also uses derivatives to mitigate the risk associated with certain guaranteed annuity contracts by purchasing certain options in a notional amount equal to the original customer deposit. VFL generally does not hold or issue these instruments for trading purposes.

         An interest rate cap consists of a guarantee given by the issuer to the purchaser in exchange for the payment of a premium. This guarantee states that if interest rates rise above a specified rate, the issuer will pay to the purchaser the difference between the then current market rate and the specified rate on the notional principal amount.

         Options are contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell a financial instrument at a specified price within a specified period of time. The option purchaser pays a premium to the option seller (writer) for the right to exercise the option. The option seller is obligated to buy (put) or sell (call) the item underlying the contract at a set price, if the option purchaser chooses to exercise.

         Derivative financial instruments consist of interest rate caps in the general account and purchased options in the Separate Accounts at December 31, 2000. The gross notional principal or contractual amounts of derivative financial instruments in the general account at December 31, 2000 and 1999 totaled $50 million. The gross notional principal or contractual amounts of derivative financial instruments in the Separate Accounts was $295 thousand at December 31, 2000 and December 31, 1999. The contractual or notional amounts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments.

         The fair values associated with derivative financial instruments are generally affected by interest rates, equity stock prices and foreign exchange rates. The credit exposure associated with non-performance by the counter-parties to these instruments is generally limited to the gross fair value of the asset related to the instruments recognized in the balance sheet. VFL continuously monitors credit worthiness of its counter-parties. Due to the nature of the derivative securities, VFL does not generally require collateral from its counter-parties.

         The fair value of derivatives generally represents the estimated amounts that VFL would expect to receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of VFL's derivatives. For derivative financial instruments not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

         The fair value of derivative financial assets (liabilities) the contractual or notional amounts and net realized gains and losses on derivative financial instruments, in the general account and Separate Accounts at December 31, 2000 and 1999 are shown below. There is no difference between the gross values and net values.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      CONTRACTUAL             FAIR VALUE              RECOGNIZED
                                                                        NOTIONAL          --------------------          GAINS
FOR THE YEARS ENDED DECEMBER 31,                                         AMOUNT         ASSET    (LIABILITY)         (LOSSES)
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
-----------------------------------------------------------------------------------------------------------------------------------
2000
-----------------------------------------------------------------------------------------------------------------------------------
General account:
    Interest rate caps                                                   $50,000         $ 87        $   -               $(268)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                    $50,000         $ 87        $   -               $(268)
-----------------------------------------------------------------------------------------------------------------------------------
Separate Accounts:
    Options purchased                                                    $   295         $117        $  -                $  (2)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                    $   295         $117        $  -                $  (2)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
1999
-----------------------------------------------------------------------------------------------------------------------------------
General account:
    Interest rate caps                                                   $50,000         $433           -                $ 396
    Commitments to purchase Mortgage backed securities                         -            -                            $ (30)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                    $50,000         $433           -                $ 366
-----------------------------------------------------------------------------------------------------------------------------------
Separate Accounts:
    Options purchased                                                    $   295         $119           -                $  54
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                    $   295         $119           -                $  54
-----------------------------------------------------------------------------------------------------------------------------------


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


-----------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31,                                                           2000           1999            1998
-----------------------------------------------------------------------------------------------------------------------------------

(In thousands of dollars)
Statutory capital and surplus                                                           $166,285      $153,097          $147,100
Statutory net income (loss)                                                                  456         8,319            (8,099)
-----------------------------------------------------------------------------------------------------------------------------------


         The payment of dividends by VFL to Assurance without prior approval of the Pennsylvania Insurance Department is limited to formula amounts. As of December 31, 2000, dividends of approximately $16.6 million were not subject to prior Insurance Department approval.

         In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification). Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which VFL conducts business will require adoption of Codification (with certain modifications) for the preparation of statutory financial statements effective January 1, 2001. VFL estimates that the adoption of Codification, as modified, will increase statutory capital and surplus as of January 1, 2001 by approximately $1.3 million, which primarily relates to the recognition of deferred tax assets partially offset by establishment of liabilities for insurance related-assessments and pensions.


NOTE 5.  COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from transactions with stockholders in their capacity as stockholders. Accumulated other comprehensive income (loss) is comprehensive income exclusive of net income. The change in the components of comprehensive income (loss) are shown in the following table:


-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                    2000            1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
(In thousand of dollars)
Net income (loss)                                                                        $19,924        $  3,781       $17,453
Other comprehensive income:
    Change in unrealized gains(losses) on general account investments                          -               -             -
         Holding gains arising during the period                                           9,907         (20,919)        3,991
         Less:  unrealized gains at beginning of period included in
                realized gains during the period                                          (9,760)          4,080         3,592
                                                                                   --------------   -------------   -----------
    Net change in unrealized gains(losses) on general account investments                 19,667         (24,999)          399
    Net change in unrealized gains(losses) on separate accounts and  other                  (667)          1,235          (235)
                                                                                   --------------   -------------   -----------
    Other comprehensive income (loss), before income tax                                  19,000         (23,764)          164
    Deferred income tax (expense) benefit related to other comprehensive
    income                                                                                (6,650)          8,317           (57)
                                                                                   --------------   -------------   -----------
Other comprehensive income (loss), net of tax                                             12,350         (15,447)          107
                                                                                   --------------   -------------   -----------
Total comprehensive income (loss)                                                        $32,274        $(11,666)      $17,560
===================================================================================================================================



NOTE 6.  BENEFIT PLANS

         VFL has no employees as it has contracted with Casualty for services provided by Casualty employees. As Casualty is a wholly owned subsidiary of CNAF, all Casualty employees are covered by CNAF's Benefit Plans. CNAF's plans are discussed below.

PENSION PLAN

         CNAF has noncontributory pension plans covering full time employees age 21 or over who have completed at least one year of service. While the benefits for the plans vary, they are generally are based on years of credited service and the employees' highest sixty consecutive months of compensation. Casualty is included in the CNA Retirement Plan and VFL is allocated a share these expenses. The net pension cost allocated to VFL was $0.4 million, $1.0 million, and $1.1 million for the years-ended December 31, 2000, 1999, and 1998, respectively.

         In 2000, employees of Casualty who were employed at December 31, 1999 and remained employed at April 24, 2000 were required to make a choice regarding their continued participation in the pension plan. Employees who elected to forgo earning additional benefits in the pension plan and all employees hired by

Casualty on or after January 1, 2000 receive enhanced contributions in the Savings and Capital Accumulation Plan (S-CAP) (see Savings Plan discussion below).

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

         CNAF provides certain healthcare and life insurance benefits to eligible retired employees, their covered dependents and their beneficiaries. The funding for these plans is generally to pay covered expenses as they are incurred. Net postretirement benefit cost allocated to VFL was $0.2 million, $0.3 million, and $0.5 million for the years-ended December 31, 2000, 1999, and 1998, respectively.

SAVINGS PLAN

         Casualty employees are eligible to participate in the S-CAP, which is a contributory plan that allows most employees to contribute a maximum of 13% of their eligible compensation, subject to certain limitations prescribed by the Internal Revenue Service. Casualty contributes an amount equal to 70% of the first 6% of salary contributed by the employee. VFL is allocated a share of the S-CAP expenses incurred by Casualty.

         As noted above, during 2000 Casualty employees were required to make a choice regarding their continued participation in the pension plan. Employees who elected to forego earning additional benefits in the pension plan and all employees hired by Casualty on or after January 1, 2000 receive a company contribution of 3% or 5% of their eligible compensation, depending on their age. In addition, these employees are eligible to receive an additional discretionary contribution of up to 2% of eligible compensation and an additional company match of up to 80% of the first 6% of salary contributed by the employee. These contributions are made at the discretion of management and are contributed to participant accounts in the first quarter of the following year.

         CNAF contributions allocated to and expensed by VFL for the S-CAP were $0.6 million, $0.2 million, and $0.2 million for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 7.  INCOME TAXES

         VFL is taxed under the provisions of the Internal Revenue Code, as applicable to life insurance companies, and is included along with Assurance, its parent company, in the consolidated Federal income tax return of Loews. The Federal income tax provision of VFL is computed on a stand-alone basis, as if VFL was filing its own separate tax return.

         VFL maintains a special tax memorandum account designated as the "Shareholder's Surplus Account." Dividends from this account may be distributed to the shareholder without resulting in any additional tax. The amount in the Shareholder's Surplus Account was $173.8 million, and $151.6 million at December 31, 2000 and 1999, respectively. Another tax memorandum account, defined as the "Policyholders' Surplus Account," totaled $5.4 million and $5.4 million at December 31, 2000 and 1999 respectively. No further additions to this account are allowed. Amounts accumulated in the Policyholders' Surplus Account are subject to income tax if distributed to the stockholder. VFL has no plans for such a distribution and as a result, has not provided for such a tax.

          A reconciliation between VFL's federal income tax expense at statutory rates and the recorded income tax expense before the cumulative effect of a 1999 change in accounting principle is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                               % OF                      % of                            % of
                                                              PRE-TAX                   Pre-tax                         Pre-tax
Year Ended December 31                            2000        INCOME         1999       Income          1998            Income
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Income taxes at statutory rates                  $10,758      35.0          $2,136       35.0          $9,290            35.0
Other                                                 56       0.2             (49)      (0.8)           (199)           (0.8)
-----------------------------------------------------------------------------------------------------------------------------------
INCOME TAX AT EFFECTIVE RATES                    $10,814      35.2          $2,087       34.2          $9,091            34.2
===================================================================================================================================


         The components of income tax expense are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                             2000               1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Current tax expense (benefit)                                                   $11,973             $(2,837)            $7,033
Deferred tax expense                                                             (1,159)              4,924              2,058
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INCOME TAX EXPENSE                                                    $10,814             $ 2,087             $9,091
===================================================================================================================================


         Significant components of VFL's net deferred tax liabilities as of December 31, 2000 and 1999 are shown in the table below:

-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                   2000                  1999
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Insurance reserves                                                                           $ 26,491               $ 20,715
Deferred acquisition costs                                                                    (48,730)               (45,457)
Investment valuation                                                                            4,925                  4,166
Net unrealized gains                                                                             (749)                 5,901
Annuity deposits and other                                                                      1,170                  9,349
Life Re Sale                                                                                    6,130                      -
Other, net                                                                                      1,723                  2,632
                                                                                       ---------------      ----------------
    NET DEFERRED TAX LIABILITIES                                                              $(9,040)               $(2,694)
-----------------------------------------------------------------------------------------------------------------------------------

         At December 31, 2000, gross deferred tax assets and liabilities amounted to $42.0 million and $51.0 million, respectively. Gross deferred tax assets and liabilities, at December 31, 1999, amounted to $44.3 million and $47.0 million, respectively.



NOTE 8.  REINSURANCE

         The ceding of insurance does not discharge VFL of its primary liability to its policyholders. Therefore, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under reinsurance agreements. VFL places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurers' credit quality and claim settlement performance. For carriers that are not authorized reinsurers in VFL's state of domicile, VFL receives collateral, primarily in the form of bank letters of credit. Such collateral was approximately $79,082 and $99,590 for December 31, 2000 and 1999 respectively.

         In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health insurance premiums are from short duration contracts. The effects of reinsurance on premium revenues are shown in the following table:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      PREMIUMS                         ASSUMED/NET
                                                             ----------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                        DIRECT           ASSUMED         CEDED          NET            %
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
    2000
         LIFE                                                $745,983          $111,346       $778,556       $78,773        141%
         ACCIDENT & HEALTH                                      9,947           171,930         10,131       171,746        100
                                                             ----------------------------------------------------------------------
              TOTAL PREMIUMS                                 $755,930          $283,276       $788,687      $250,519        113%
                                                             ----------------------------------------------------------------------

    1999
         Life                                                $633,764          $109,964       $666,003      $ 77,725        141%
         Accident & Health                                      6,539           232,994          6,539       232,994        100
                                                             ----------------------------------------------------------------------
              Total Premiums                                 $640,303          $342,958       $672,542      $310,719        110%
                                                             ----------------------------------------------------------------------

    1998
         Life                                                $687,644          $ 78,156       $690,541      $ 75,259        104%
         Accident & Health                                      4,158           240,340          4,158       240,340        100
                                                             ----------------------------------------------------------------------
              Total Premiums                                 $691,802          $318,496       $694,699      $315,599        101%
-----------------------------------------------------------------------------------------------------------------------------------


         Transactions with Assurance, as part of the Reinsurance Pooling Agreement described in Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $503.5 million, $395.2 million, and $263.4 million for the years ended December 31, 2000, 1999, and 1998, respectively. Additionally, benefits and expenses for insurance claims and policyholder benefits are net of reinsurance recoveries from non-affiliated companies of $ 397.4 million, $263.4 million, and $203.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

         Reinsurance receivables reflected on the balance sheets are amounts recoverable from reinsurers who have assumed a portion of VFL's insurance reserves. These balances are principally due from Assurance pursuant the Reinsurance Pooling Agreement.

         The impact of reinsurance, including transactions with Assurance, on life insurance in force is shown in the following schedule:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 LIFE INSURANCE IN FORCE             ASSUMED/NET
                                                              DIRECT         ASSUMED       CEDED         NET               %
                                                       ----------------------------------------------------------------------------
(in millions of dollars)
DECEMBER 31,  2000                                          $298,676        $37,712        $319,593      $16,795       224.5%
December 31,  1999                                          $267,102        $42,629        $281,883      $27,848       153.1
December 31,  1998                                          $224,615        $32,253        $230,734      $26,134       123.4
-----------------------------------------------------------------------------------------------------------------------------------

NOTE 9.  RELATED PARTIES

         As discussed in Note 1, VFL is party to a Reinsurance Pooling Agreement with its parent, Assurance. In addition, VFL is party to the CNA Intercompany Expense Agreement whereby expenses incurred by CNAF and each of its subsidiaries are allocated to the appropriate companies. All acquisition and underwriting expenses allocated to VFL are further subject to the Reinsurance Pooling Agreement with Assurance, so that acquisition and underwriting expenses recognized by VFL are ten percent of the acquisition and underwriting expenses of the combined pool. Pursuant to the foregoing agreements, VFL recorded amortization of deferred acquisition costs and other operating expenses totaling $35.4 million, $37.5 million, and $47.6 million for 2000, 1999, and 1998, respectively. Expenses of VFL exclude $ 12.2 million, $5.6 million, and $9.2 million of general and administrative expenses incurred by VFL and allocated to CNAF for the years ended December 31, 2000,

1999, and 1998 respectively. VFL had a payable of $84.0 million and $12.4 million at December 31, 2000 and 1999 respectively to its affiliates.

         There were no interest charges on intercompany receivables or payables for 2000, 1999 and 1998. In 2000 and 1999, Assurance made no capital contributions to VFL. Assurance contributed $30.0 million in the form of additional paid-in-capital in 1998 to VFL.

NOTE 10.  LEGAL

         VFL is party to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the financial position or results of operations of VFL.


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

         The following presents net earned premiums by product group for each of the years in the three years ended December 31, 2000:

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)                                                    2000                   1999                  1998
-----------------------------------------------------------------------------------------------------------------------------------
Life                                                                       $ 78,773            $ 77,725                 $ 75,259
Accident and Health                                                         171,746             232,994                  240,340
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                      $250,519            $310,719                 $315,599
-----------------------------------------------------------------------------------------------------------------------------------

         During 1998, 1999, and through August 31, 2000, Assurance provided health insurance benefits to postal and other federal employees under the Federal Employees Health Benefit Plan (FEHBP). Premiums under this contract between Assurance and FEHBP totaled $1.4 billion, $2.1 billion, and $2.0 billion for the years ended December 31, 2000, 1999, and 1998, respectively, and the portion of these premiums assumed by VFL under the Reinsurance Pooling Agreement totaled $138 million, $207 million, and $201 million for the years ended December 31, 2000, 1999 and 1998 respectively. Effective September 1, 2000, the FEHBP business was transferred to another insurance entity owned by CNA. All the assets and liabilities of this business were transferred through a novation agreement, and VFL was relieved of any ongoing direct or contingent liability with respect to this business. See Note 13 to the Financial Statements, included herein.

NOTE 12.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         In the first quarter of 1999, VFL adopted Statement of Position 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3). SOP 97-3 requires that insurance companies recognize liabilities for insurance-related assessments when an assessment is probable and will be imposed, when it can be reasonably estimated, and when the event obligating the entity to pay or probable assessment has occurred on or before the date of the financial statements. Adoption of SOP 97-3 resulted in an after tax charge of $234 thousand ($360 thousand, pre-tax) as a cumulative effect of a change in accounting principle for the year 1999. The pro forma effect of adoption on reported results for 1998 is not significant.

NOTE 13. OTHER EVENTS

FEDERAL HEALTH BENEFIT PLAN TRANSACTIONS

         The Federal Employee Health Benefit Plan (FEHBP) business formerly written by Assurance and assumed by VFL as part of the Reinsurance Pooling Agreement was transferred to another insurance entity owned by CNA effective September 1, 2000. All assets and liabilities of this business were transferred through a novation agreement, and VFL was relieved of any ongoing direct or contingent liability with respect to this business.

INDIVIDUAL LIFE REINSURANCE TRANSACTION

         Effective December 31, 2000, CNA completed a transaction with Munich American Reassurance Company (MARC), whereby MARC acquired CNA's individual Life reinsurance business (Life Re) via a reinsurance agreement. CNA will continue to accept and retrocede business on existing Life Re contracts until such time that CNA and MARC are able to execute novations of each of Life Re's assumed and retro-ceded reinsurance contracts.

         MARC assumed approximately $294 million of liabilities (primarily future policy benefits and claim reserves) and approximately $209 million in assets (primarily uncollected premium and deferred policy acquisition costs from Assurance). A portion of the Life Re business is conducted through VFL as part of the Reinsurance Pooling Agreement. VFL's share of the net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, has been recorded as deferred revenue and will be recognized in income over the next 12 to 18 months as Life Re's assumed contracts are novated to MARC.

         The following table summarizes VFL's share of the premiums, income
(loss) before income tax and total assets for FEHBP and Life Re business.

-----------------------------------------------------------------------------------------------------------------------------------
YEAR-ENDED DECEMBER 31                                                                2000              1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
 FEDERAL EMPLOYEE HEALTH BENEFIT PLAN:
       Premiums                                                                      $137,681           $207,383         $200,420
       Net operating income (loss)                                                      1,400              2,180              306
 LIFE RE:
       Premiums                                                                      $ 22,883           $ 19,417         $ 13,106
       Net operating income                                                             3,370              2,819            1,263
-----------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
YEAR-ENDED DECEMBER 31                                       2000              1999
---------------------------------------------------------------------------------------
(In thousands of dollars)
TOTAL ASSETS:
 FEDERAL EMPLOYEE HEALTH BENEFIT PLAN (FEHBP)*              $     --           $ 35,283
 LIFE RE                                                    $ 33,641             27,669
---------------------------------------------------------------------------------------

*FEHBP business transferred September 1, 2000

NOTE 14. SUBSEQUENT EVENT

         VFL and Assurance along with Casualty (collectively, the "Insurers") have entered into an indemnity reinsurance agreement (the "Agreement") with CNA Group Life Assurance Company ("CNAGLAC"), a newly formed and wholly-owned subsidiary of Casualty whereby most of the existing group life and health insurance business (excluding the FEHBP business which was transferred to another insurance subsidiary of CNA via a novation agreement as discussed in
Note 13, and some runoff group and life insurance lines of business that will remain with the Insurers) of the Insurers will be transferred to CNAGLAC via a reinsurance agreement, effective January 1, 2001. The purpose of this transaction, along with the FEHBP transaction that was completed on September 1, 2000, is to move, over time, substantially all of the group life and health insurance business from VFL and Assurance to other insurance subsidiaries of CNAF.

         When CNAGLAC obtains the appropriate licenses to write group life and health insurance business, CNAGLAC will replace the group life and health insurance inforce contracts of the Insurers, excluding the FEHBP business, with equivalent contracts issued directly by CNAGLAC.

          Excluding the FEHBP business, which was transferred out of VFL effective September 1, 2000, the remaining group life and health insurance business accounted for approximately $62.4 million and $43.0 million in assets as of December 31, 2000 and 1999, respectively, and $1.7 million, $2.2 million and $(2.0) million in net operating income (loss) for the three years ended December 31, 2000, 1999, and 1998, respectively.

         The impact of this reinsurance agreement will result in VFL transferring approximately $62.4 in liabilities along with an equal amount of assets resulting in no impact on the equity of VFL.

SCHEDULE III

                       VALLEY FORGE LIFE INSURANCE COMPANY
                       SUPPLEMENTARY INSURANCE INFORMATION

------------------------------------------------------------------------------------------------------------------------------------
                                        GROSS INSURANCE RESERVES                            INSURANCE
                                    ----------------------------------                      CLAIMS AND   AMORTIZATION
                        DEFERRED     CLAIM AND    FUTURE      POLICY-     NET       NET       POLICY-    OF DEFERRED       OTHER
YEAR ENDED             ACQUISITION     CLAIM      POLICY      HOLDERS'  PREMIUM  INVESTMENT  HOLDERS'     ACQUISITION    OPERATING
DECEMBER 31,              COSTS       EXPENSE    BENEFITS     FUNDS     REVENUE    INCOME    BENEFITS        COSTS        EXPENSES
------------------------------------------------------------------------------------------------------------------------------------

(In thousands of dollars)
   2000                  $126,352    $110,418   $3,038,477   $40,338    $250,519  $46,665    $235,149       $14,428       $20,992
                         ========    ========   ==========   =======    ========  =======    ========       =======       =======
   1999                  $127,297    $139,653   $2,751,396   $43,466    $310,719  $39,148    $291,547       $13,942       $23,740
                         ========    ========   ==========   =======    ========  =======    ========       =======       =======
   1998                  $111,963    $ 93,001   $2,438,305   $42,746    $315,599  $35,539    $301,900       $11,807       $35,813
                         ========    ========   ==========   =======    ========  =======    ========       =======       =======
------------------------------------------------------------------------------------------------------------------------------------

SCHEDULE V

                       VALLEY FORGE LIFE INSURANCE COMPANY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------------------------------------
                                                          BALANCE         CHARGED        CHARGED                        BALANCE
                                                            AT              TO             TO                             AT
                                                         BEGINNING       COSTS AND        OTHER                         END OF
                                                         OF PERIOD       EXPENSES       ACCOUNTS       DEDUCTIONS       PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

(In thousands of dollars)
YEAR ENDED DECEMBER 31, 2000
   Deducted from assets:
      Allowance for doubtful accounts:
        Receivables                                     $ 12            $ 16              $  -              $  -          $ 28
                                                        ====            ====              ====              ====          ====
YEAR ENDED DECEMBER 31, 1999
   Deducted from assets:
      Allowance for doubtful accounts:
        Receivables                                     $ 26            $ 43              $  -              $ 57          $ 12
                                                        ====            ====              ====              ====          ====
YEAR ENDED DECEMBER 31, 1998
   Deducted from assets:
      Allowance for doubtful accounts:
        Receivables                                     $285            $  9              $  -              $268          $ 26
                                                        ====            ====              ====              ====          ====

                       VALLEY FORGE LIFE INSURANCE COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(c) OF FORM 10-K.

ITEM 11. EXECUTIVE COMPENSATION
         OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(c) OF FORM 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(c) OF FORM 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         OMITTED PURSUANT TO GENERAL INSTRUCTION I (2)(c) OF FORM 10-K.

                                     PART IV
ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS.

A listing of all financial statements filed as part of this Annual Report on Form 10-K is included on page 13 in Item 8.

(a)(2)FINANCIAL STATEMENT SCHEDULES.

The following are included in Item 8 of this report:

Schedule III - Supplementary Insurance Information page 35.
Schedule IV - Reinsurance, Note 8, page 30-31.
Schedule V - Valuation and Qualifying Accounts and Reserves page 36.

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Financial Statements or notes thereto.

                       VALLEY FORGE LIFE INSURANCE COMPANY

 (a)(3)EXHIBITS.

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

10(a) Form of Participation Agreement between VFL and Federated Insurance Series is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

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

10(e) Form of Participation Agreement between VFL and First EagleSoGen Variable Funds, Inc. (formerly known as SoGen Variable Funds, Inc.) is incorporated herein by reference to exhibit number 8 to the Form N-4EL/A Registration Statement filed with the Securities and Exchange Commission on August 30, 1996 (File No. 333-1087).

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

10(k) Form of Participation Agreement between VFL and Janus Aspen Series is incorporated herein by reference to exhibit number 8 to the Form N-4 Registration Statement Post-Effective Amendment No. 5 filed with the Securities and Exchange Commission on September 2, 1999 (File No. 333-1087)

10(l) Form of Participation Agreement between VFL and Lazard Retirement Series, Inc. is incorporated herein by reference to exhibit number 8 to the Form N-4 Registration Statement Post-Effective Amendment No. 7 filed with the Securities and Exchange Commission on April 26, 2000 (File No. 333-1087)

10(m) Form of Participation Agreement between VFL and Franklin Templeton Variable Insurance Products Trust is incorporated herein by reference to exhibit number 8 to the Form N-4 Registration Statement Post-Effective Amendment No. 7 filed with the Securities and Exchange Commission on April 26, 2000 (File No. 333-1087)

10(n) Form of Participation Agreement between VFL and Alliance Fund Distributors, Inc. on behalf of Alliance Variable Products Series Fund, Inc. is incorporated herein by reference to exhibit number 8 to the Form N-4 Registration Statement Post-Effective Amendment No. 7 filed with the Securities and Exchange Commission on April 26, 2000 (File
         No. 333-1087)

10(o) Form of Shareholder Services Agreement between VFL and American Century Investment Management, Inc. on behalf of American Century Variable Portfolios, Inc. is incorporated herein by reference to exhibit number 8 to the Form N-4 Registration Statement Post-Effective Amendment
         No. 7 filed with the Securities and Exchange Commission on April 26, 2000 (File No. 333-1087)

10(p) Form of Participation Agreement between VFL and Universal Institutional Funds, Inc. is incorporated herein by reference to exhibit number 8 to the Form N-4 Registration Statement Post-Effective Amendment No. 7 filed with the Securities and Exchange Commission on April 26, 2000 (File No. 333-1087)

27       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K. None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Valley Forge Life Insurance Company

                           By            Bernard L. Hengesbaugh
                             --------------------------------------------------
                                         Bernard L. Hengesbaugh
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         Principal Executive Officer

                           By            Robert V. Deutsch
                             --------------------------------------------------
                                         Robert V. Deutsch
                                         Director, Senior Vice President
                                         and Chief Financial Officer
                                         Principal Accounting Officer

Date: March 30, 2001
                    -


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the.

SIGNATURE                                 TITLE
---------                                 -----
Bernard L. Hengesbaugh                    Chairman of the Board,
----------------------
Bernard L. Hengesbaugh                    Chief Executive Officer and Director

Robert V. Deutsch                         Chief Financial Officer
-----------------
Robert V. Deutsch                         and Director

Lawrence J. Boysen                        Director
------------------
Lawrence J. Boysen

Jonathan D. Kantor                        Director
------------------
Jonathan D. Kantor

Donald P. Lofe, Jr.                       Director
-------------------
Donald P. Lofe, Jr.

Thomas Pontarelli                         Director
-------------------
Thomas Pontarelli