Form 10-Q
period 2001-03-31
VALLEY FORGE LIFE INSURANCE CO
filed 2001-05-15
CIK 1007008

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001    COMMISSION FILE NUMBER 333-1083

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

                 CLASS                                OUTSTANDING AT MAY 1, 2001
                 -----                                --------------------------

         Common Stock, Par value $50.00                         50,000



         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H
(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

PART I.   FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                    -------
CONDENSED FINANCIAL STATEMENTS:

         STATEMENTS OF OPERATIONS (Unaudited)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000..........           3

         BALANCE SHEETS
                  MARCH 31, 2001 (Unaudited) AND DECEMBER 31, 2000............           4

         STATEMENTS OF CASH FLOWS (Unaudited)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000..........           5

         NOTES TO CONDENSED FINANCIAL
                  STATEMENTS (Unaudited) MARCH 31, 2001.......................           6

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................          13


PART II.  OTHER INFORMATION...................................................          16

SIGNATURES ...................................................................          16

                       VALLEY FORGE LIFE INSURANCE COMPANY
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


------------------------------------------------------------------------
FOR THREE MONTHS ENDED MARCH 31,                     2001        2000
------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
    Net earned premiums                            $ 10,710   $ 77,180
    Net investment income                            12,480     11,087
    Realized investment (losses) gains                5,787     (3,125)
    Other                                             4,672      2,515
                                                   --------   --------
        Total revenues                               33,649     87,657
                                                   --------   --------
Benefits and expenses:
    Insurance claims and policyholders' benefits     13,993     72,468
    Amortization of deferred acquisition costs        4,284      2,823
    Other operating expenses                            913      6,010
                                                   --------   --------
        Total benefits and expenses                  19,190     81,301
                                                   --------   --------
     Income before income tax expense                14,459      6,356
Income tax expense                                    5,089      1,958
------------------------------------------------------------------------
    NET INCOME                                     $  9,370   $  4,398
------------------------------------------------------------------------

              The accompanying Notes are an integral part of these
                   Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
                            CONDENSED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
                                                                                    MARCH 31, 2001   DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except share data)
ASSETS:
     Investments:
        Fixed maturity securities available-for-sale (cost: $506,391 and $556,302)    $   514,538    $   557,866
        Equity securities available-for-sale (cost: $9,994 and $9,994)                     10,525         10,215
        Policy loans                                                                       97,592         98,178
        Other invested assets                                                                  89             87
        Short-term investments                                                             27,389         62,429
                                                                                      -----------    -----------
                  TOTAL INVESTMENTS                                                       650,133        728,775
     Cash                                                                                   3,286          9,319
     Receivables:
        Reinsurance receivables ($2,160,462 and $2,128,409 from Assurance)              2,814,478      2,770,755
        Premium and other insurance receivables                                            32,679         67,163
        Allowance for doubtful accounts                                                       (29)           (28)
     Deferred acquisition costs                                                           124,625        126,352
     Accrued investment income                                                             11,553         12,551
     Other assets                                                                           7,108          6,280
     Separate Account business                                                            518,344        532,017
------------------------------------------------------------------------------------------------------------------------
                  TOTAL ASSETS                                                        $ 4,162,177    $ 4,253,184
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
     Insurance reserves:
        Future policy benefits                                                        $ 3,089,048    $ 3,038,477
        Claims and claim expense                                                           82,196        110,418
        Policyholders' funds                                                               37,661         40,338
     Federal income taxes payable (to Assurance)                                           16,389          9,536
     Deferred income taxes                                                                 10,296          9,040
     Due to affiliates                                                                     24,995         84,042
     Other liabilities                                                                     85,472        144,888
     Separate Account business                                                            518,344        532,017
------------------------------------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES                                                     3,864,401      3,968,756
------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (NOTE 7)
Stockholder's Equity:
     Common stock  ($50 par value; Authorized 200,000 shares; Issued 50,000 shares)         2,500          2,500
     Additional paid-in capital                                                            69,150         69,150
     Retained earnings                                                                    220,758        211,388
     Accumulated other comprehensive income                                                 5,368          1,390
------------------------------------------------------------------------------------------------------------------------
                  TOTAL STOCKHOLDER'S EQUITY                                              297,776        284,428
------------------------------------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $ 4,162,177    $ 4,253,184
------------------------------------------------------------------------------------------------------------------------


              The accompanying Notes are an integral part of these
                  Condensed Financial Statements (Unaudited).

                      VALLEY FORGE LIFE INSURANCE COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


----------------------------------------------------------------------------------------------------------
FOR THREE MONTHS ENDED MARCH 31,                                                   2001          2000
----------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $   9,370    $   4,398
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net realized investment (gains) losses, pre-tax                                (5,787)       3,125
     Amortization of bond discount                                                    (804)        (534)
     Changes in:
        Insurance receivables                                                       (9,238)    (109,850)
        Deferred acquisition costs                                                   1,068       (6,083)
        Accrued investment income                                                      998          416
        Federal income taxes recoverable                                             6,853          635
        Insurance reserves                                                          25,112       90,335
        Deferred income taxes                                                        1,256          (44)
        Due to affiliates                                                          (59,047)       1,499
        Commissions and other payables and other                                   (62,504)      30,274
                                                                                 ---------    ---------
         Total adjustments                                                        (102,093)       9,773
                                                                                 ---------    ---------
         NET CASH FLOWS FROM OPERATING ACTIVITIES                                  (92,723)      14,171
                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturity securities                                          (266,778)     (78,452)
   Proceeds from fixed maturity securities
     Sales                                                                         260,289       79,663
     Maturities, calls and redemption                                               62,375       28,096
   Change in policy loans                                                              586       (1,362)
   Change in short-term investments                                                 35,659      (25,747)
   Change in other invested assets                                                    --           (425)
                                                                                 ---------    ---------
         NET CASH FLOWS FROM INVESTING ACTIVITIES                                   92,131        1,773
                                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipts from investment contracts credited to policyholder account balances      2,677        2,932
   Return of policyholder account balances on investment contracts                  (8,118)     (11,498)
                                                                                 ---------    ---------
         NET CASH FLOWS FROM FINANCING  ACTIVITIES                                  (5,441)      (8,566)
                                                                                 ---------    ---------
         NET CASH FLOWS                                                             (6,033)       7,378
Cash at beginning of the period                                                      9,319        3,529
----------------------------------------------------------------------------------------------------------
CASH AT END OF THE PERIOD                                                            3,286    $  10,907
----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Federal income taxes                                                               --           --
   Interest expense                                                                   --           --
----------------------------------------------------------------------------------------------------------

              The accompanying Notes are an integral part of these
                   Condensed Financial Statements(Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         Valley Forge Life Insurance Company (VFL) is a wholly owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly owned subsidiary of Continental Casualty Company (Casualty) which is wholly owned by CNA Financial Corporation (CNAF). As of March 31, 2001, Loews Corporation owned approximately 87% of the outstanding common stock of CNAF.

         VFL markets and underwrites insurance products designed to satisfy the life, health insurance and retirement needs of individuals and groups. Products available in individual policy form include annuities as well as term and universal life insurance. Products available in group policy form include life insurance, pension products and accident and health insurance. VFL also markets a portfolio of variable Separate Account products, consisting primarily of annuity and universal life products. These products offer policyholders the option of allocating payments to one or more variable investment portfolios or to a guaranteed income account or both. Cash receipts and deposits received for the variable Separate Accounts are invested in investment portfolios, as allocated by the contractholders, where the investment risk is borne by the contractholder. Cash receipts and deposits received for these products that are allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time.

         The operations and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended, VFL cedes all of its business, excluding its Separate Account business, to its parent, Assurance. This ceded business is then pooled with the business of Assurance, which excludes Assurance's participating contracts and Separate Account business, and 10% of the combined pool is then assumed by VFL.

         The accompanying condensed financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including financial statement footnotes, prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted. These statements should be read in conjunction with the financial statements and notes thereto included in VFL's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) that are necessary for the fair presentation of the interim financial statements. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 2001.

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

         In the first quarter of 2001, VFL adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS
133). VFL's initial adoption of SFAS 133 did not have a significant impact on the equity or results of operations of VFL. VFL already carries its investment and investment-related derivatives at fair value and the resulting changes in fair value are recognized through realized gains and losses. See Note 3 for a complete discussion of VFL's adoption of these accounting pronouncements.

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

NOTE 1. - (CONTINUED)

         On January 1, 2001, VFL adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which VFL's insurance subsidiaries conduct business required adoption of Codification (with certain modifications) for the preparation of statutory-basis financial statements effective January 1, 2001. VFL's adoption of Codification, as modified, resulted in a decrease in statutory capital and surplus as of January 1, 2001 of approximately $0.5 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.


NOTE 2.  REINSURANCE

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

         In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health insurance premiums are from short duration contracts. The effects of reinsurance on premium revenues are shown in the following table:


------------------------------------------------------------------------------------------------------------------
                                                                    PREMIUMS
                                              ------------------------------------------------------     ASSUMED/
THREE MONTHS ENDED MARCH 31,                    DIRECT         ASSUMED        CEDED           NET          NET %
------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
   2001
            Life                                 $162,275       $28,134       $180,064        $10,345    272%
            Accident & Health                       2,740           365          2,740            365    100
------------------------------------------------------------------------------------------------------------------
                Total Premiums                   $165,015       $28,499       $182,804        $10,710    266%
------------------------------------------------------------------------------------------------------------------
   2000
            Life                                 $181,975       $23,910       $187,042        $18,843    127%
            Accident & Health                       2,036        58,337          2,036         58,337    100
------------------------------------------------------------------------------------------------------------------
                Total Premiums                   $184,011       $82,247       $189,078        $77,180    107%
------------------------------------------------------------------------------------------------------------------


         Transactions with Assurance, as part of the Reinsurance Pooling Agreement described in Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $110.1 million for the first quarter in 2001, and $114.8 million for the first quarter in 2000. Additionally, benefits and expenses for insurance claims and policyholder benefits are net of reinsurance recoveries from non-affiliated companies of $76.9 million for the first quarter in 2001, and $83.8 million for the same period in 2000.

         Reinsurance receivables reflected on the balance sheets are amounts recoverable from reinsurers who have assumed a portion of VFL's insurance reserves. These balances are principally due from Assurance pursuant the Reinsurance Pooling Agreement.

                       VALLEY FORGE LIFE INSURANCE COMPANY
          NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

NOTE 3. DERIVATIVES

         As discussed in Note 1, effective in 2001, VFL accounts for derivatives and hedging in accordance with SFAS 133. A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, has a notional amount, and can be net settled. Examples of derivatives include, but are not limited to, the following types of investments: interest rate swaps, interest rate caps and floors, put and call options, warrants, swaptions, futures, forwards and commitments to purchase securities and combinations of the foregoing. Derivatives embedded within non-derivative instruments (such as call options embedded in convertible bonds) must be split from the host instrument and accounted for under SFAS 133 when the embedded derivative is not clearly and closely related to the host instrument. In addition, non-investment instruments, including certain types of insurance contracts that have historically not been considered derivatives can be derivatives or contain embedded derivatives under SFAS 133.

         SFAS 133 requires that all derivatives be recorded in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon. VFL's accounting for changes in the fair value of general account derivatives is as follows:


NATURE OF HEDGE DESIGNATION                     DERIVATIVE'S CHANGE IN FAIR VALUE REFLECTED IN:
-------------------------------------------     -------------------------------------------------------------------
No hedge designation                            Realized investment gains.

Fair value                                      Realized investment gains, along with the change in fair
                                                value of the hedged asset or liability.

Cash flow                                       Other comprehensive income, with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings.

Foreign currency                                Consistent with fair value or cash flows above, depending on the nature of the hedging relationship.

         Changes in the fair value of derivatives held in the separate accounts are reflected in separate account earnings. Because separate account investments are generally carried at fair value with changes therein reflected in separate account earnings, hedge accounting is generally not applicable to separate account derivatives.

USE OF DERIVATIVES

         VFL uses investment derivatives in the normal course of business, primarily to reduce its exposure to market risk (principally interest rate risk, equity stock price risk and foreign currency risk) stemming from various assets and liabilities. VFL's principal objective under such market risk strategies is to achieve the desired reduction in economic risk, even if the position will not receive hedge accounting treatment. VFL may also use derivatives for purposes of income enhancement, primarily via the sale of covered call options.

         VFL's use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy. The derivative policy has limits on which personnel are authorized to initiate derivative transactions. The policy prohibits the use of derivatives with maturity greater than eighteen months, unless the derivative is matched with assets or liabilities having a longer maturity. The policy prohibits the use of derivatives containing greater than one-to-one leverage with respect to changes in the underlying price, rate or index. Also, the policy prohibits the use of borrowed funds, including funds obtained through repurchase transactions, to engage in derivative transactions.

                       VALLEY FORGE LIFE INSURANCE COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

NOTE 3. (CONTINUED)

         Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the gross fair value of the asset related to the instruments recognized in the condensed balance sheets. VFL mitigates the risk of non-performance by using multiple counterparties and by monitoring their creditworthiness. VFL generally requires collateral from its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty.

Risk Management Strategies Regarding Market Risk

         VFL has exposure to economic losses due to interest rate risk arising from changes in the level of, or volatility of, interest rates. VFL attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios or assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, various derivative financial instruments are used to modify the interest rate risk exposures of certain assets and liabilities. These strategies include the use of interest rate swaps, interest rate caps and floors, options, futures, forwards, and commitments to purchase securities. These instruments are generally used to lock in interest rates or unrealized gains, to shorten or lengthen durations of fixed maturity securities or investment contracts, or to hedge (on an economic basis) interest rate risks associated with investments, variable rate debt and life insurance liabilities. As of the adoption date and March 31, 2001, none of VFL's holdings of these types of instruments have been designated as hedges of specific assets or liabilities, and therefore do not currently qualify for hedge accounting under GAAP.

         VFL is exposed to equity price risk as a result of its investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities, or instruments which derive their value from such securities. VFL attempts to mitigate its exposure to such risks by limiting its investment in any one security or index. VFL may also manage this risk by utilizing instruments such as options, swaps, futures and collars to protect appreciation in securities held.

         Foreign exchange rate risk arises from the possibility that changes in foreign currency exchange rates will impact the value of financial instruments denominated in a foreign currency. VFL's foreign transactions are primarily denominated in Canadian Dollars. VFL manages this risk via asset/liability matching and through the use of foreign currency futures and/or forwards.

         VFL's derivative holdings of approximately $89,000 consist of interest rate caps as of March 31, 2001.

                       VALLEY FORGE LIFE INSURANCE COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

NOTE 4. COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments and distributions to, the stockholder. The components of comprehensive income are shown below.


-----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                                              2001           2000
-----------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net income                                                                               $ 9,370        $ 4,398
Other comprehensive income:
   Change in unrealized gains (losses) on general account investments
      Holding gains arising during the period                                              9,420          1,031
      Less: Unrealized gains (losses) at beginning of period included
                 in realized gains during the period                                       2,641         (3,565)
                                                                                      --------------------------
   Net change in unrealized gains (losses) on general account investments                  6,779          4,596
   Net change in unrealized gains (losses) on separate accounts and other                   (659)        (2,389)
                                                                                      --------------------------
   Other comprehensive income before income tax                                            6,120          2,207
 Deferred income tax expense related to other comprehensive income                         2,142            772
                                                                                      --------------------------
   Other comprehensive income net of tax                                                   3,978          1,435
----------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                              $ 13,348        $ 5,833
----------------------------------------------------------------------------------------------------------------


NOTE 5.  BUSINESS SEGMENTS

         VFL operates in one reportable segment, the business of which is to market and underwrite insurance products designed to satisfy the life, health and retirement needs of individuals and groups. VFL products are distributed primarily in the United States. Premium revenues earned outside the United States are not significant.

         The operations, assets and liabilities of VFL and its parent, Assurance, are managed on a combined basis. Pursuant to a Reinsurance Pooling Agreement, as amended, VFL cedes all of its business, excluding its Separate Account business, to Assurance which is then pooled with the business of Assurance, excluding Assurance's participating contracts and Separate Account business, and 10% of the combined pool is then assumed by VFL.

   The following presents premiums by product group for the period ended March 31, 2001 and March 31, 2000.


-----------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,             2001             2000
-----------------------------------------------------------------
(In thousands of dollars)
Life                                   $ 10,345         $ 18,843
Accident and Health                         365           58,337
-----------------------------------------------------------------
   TOTAL                               $ 10,710         $ 77,180
=================================================================

                       VALLEY FORGE LIFE INSURANCE COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

NOTE 5. (CONTINUED)

         Through August 31, 2000, Assurance provided health insurance benefits to postal and other federal employees under the Federal Employees Health Benefit Plan (FEHBP). Premiums under this contract between Assurance and FEHBP totaled $0.5 billion; for the period ended March 31, 2000, and the portion of these premiums assumed by VFL under the Reinsurance Pooling Agreement totaled $51.7 million for the period ended March 31, 2000. Effective September 1, 2000, the FEHBP business was transferred to another insurance entity owned by CNA. All the assets and liabilities of this business were transferred through a novation agreement and VFL was relieved of any ongoing direct or contingent liability with respect to this business. See Note 6 to the Condensed Financial Statements, included herein.

NOTE 6.  OTHER EVENTS

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

FEDERAL EMPLOYEE HEALTH BENEFIT PLAN (FEHBP)

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

GROUP ACCIDENT & HEALTH TRANSACTION

         VFL and Assurance along with Casualty (collectively, the "Insurers") have entered into an indemnity reinsurance agreement (the "Agreement") with CNA Group Life Assurance Company ("CNAGLAC"), a newly formed and wholly-owned subsidiary of Casualty whereby most of the existing group life and health insurance business (excluding the FEHBP business which was transferred to another insurance subsidiary of CNA via a novation agreement as discussed in
Note 5, and some runoff group and life insurance lines of business that will remain with the Insurers) of the Insurers will be transferred to CNAGLAC via a reinsurance agreement, effective January 1, 2001. The purpose of this transaction, along with the FEHBP transaction that was completed on September 1, 2000, is to move, over time, substantially all of the group life and health insurance business from VFL and Assurance to other insurance subsidiaries of CNAF. When CNAGLAC obtains the appropriate licenses to write group life and health insurance business, CNAGLAC will replace the group life and health insurance in force contracts of the Insurers, excluding the FEHBP business, with equivalent contracts issued directly by CNAGLAC.

                       VALLEY FORGE LIFE INSURANCE COMPANY
         NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)-CONTINUED

NOTE 6. - (CONTINUED)


         The following table summarizes VFL's earned premiums, income (loss) before income tax and total assets for FEHBP, Life Re and the Group Accident & Health business.

-----------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                      2001        2000
(In thousands of dollars)
-----------------------------------------------------------------------
 FEDERAL EMPLOYEE HEALTH BENEFIT PLAN:
       Earned premiums                           $   --      $ 51,214
       Pre-tax operating income                        (2)        358
 LIFE RE:
       Earned premiums                                 88       4,995
       Pre-tax operating income                        63         991
 GROUP ACCIDENT & HEALTH:
       Earned premiums                               --        11,931
       Pre-tax operating income                      (816)        296
-----------------------------------------------------------------------
PERIOD ENDED                                     MARCH 31,  DECEMBER 31,
(In thousands of dollars)                           2001        2000
-----------------------------------------------------------------------
TOTAL ASSETS:
Federal Employee Health Benefit Plan (FEHBP)*    $   --      $   --
Life Re                                            30,916      33,641
Group Accident & Health                            58,932      56,851
-----------------------------------------------------------------------
*FEHBP business transferred September 1, 2000.


REMAINING BUSINESS RESULTS

         The transfer or sale of the three business lines to other entities had a significant impact on the financial statements of VFL. The following schedule highlights the remaining VFL business in a pro-forma format for year 2001 and 2000. The standard financial statements addressed in the Management Discussion and Analysis section should be reviewed in conjunction with the pro-forma schedule that follows.


------------------------------------------------------------------------------------------------------------
                                                                   FOR THREE MONTHS
                                                                    ENDED MARCH 31,      FOR THE YEAR ENDED
                                                                -----------------------     DECEMBER 31,
PRO-FORMA                                                        2001          2000            2000
------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues
    Net earned premiums                                         $10,622       $ 9,040         $ 37,468
    Net investment income (loss)                                 12,311         9,911          (10,675)
    Other                                                         4,162         2,475            9,376
                                                                --------------------------------------------
       Total operating revenues                                  27,095        21,426           36,169
Benefits and expenses                                            17,668        13,589           59,605
                                                                --------------------------------------------
Operating income (loss) before income tax expenses                9,427         7,837          (23,436)
Income tax expense (benefit)                                      3,303         2,312           (9,110)
                                                                --------------------------------------------
Net operating income (loss) before realized
  investment gains                                                6,124         5,525          (32,546)
    Net realized investment gains (losses), net of tax            3,470        (2,180)          46,961
------------------------------------------------------------------------------------------------------------
      NET INCOME - REMAINING BUSINESS                           $ 9,594       $ 3,345         $ 14,415
------------------------------------------------------------------------------------------------------------


NOTE 7.  LEGAL PROCEEDINGS

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed financial statements (unaudited) and notes thereto found on pages 3 to 12, which contain additional information helpful in evaluating operating results and financial condition.

         VFL, along with its parent, Assurance, markets and underwrites products designed to satisfy the life insurance, health insurance and retirement needs of individuals and groups. The individual products consist primarily of term and universal life insurance policies and individual annuities. Group products include life insurance, pension products and accident and health insurance, consisting primarily of major medical and hospitalization insurance. VFL and Assurance also market a portfolio of variable Separate Account products, consisting primarily of annuity and universal life products. These variable Separate Account products offer contractholders the option of allocating payments to one or more variable Separate Accounts or to a guaranteed income account or both. Cash receipts and deposits received for the variable Separate Accounts are invested in investment portfolios, as allocated by the contractholder, where the investment risk is borne by the contractholder. Cash receipts and deposits received for these products that are allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time for annuity contracts and one year for life products.


RESULTS OF OPERATIONS

         The following table summarizes key components of VFL's operating results for the three months ended March 31, 2001 and 2000.

-----------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                            2001       2000
-----------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues
   Net earned premiums                                                $ 10,710   $ 77,180
   Net investment income                                                12,480     11,087
   Other                                                                 4,672      2,515
                                                                      --------   --------
        Total operating revenues                                        27,862     90,782
Benefits and expenses                                                   19,190     81,301
                                                                      --------   --------
  Operating income before income tax expense                             8,672      9,481
Income tax expense                                                       3,063      2,904
                                                                      --------   --------
     Net operating income before realized investment gains (losses)      5,609      6,577
     Net realized investment gains (losses), net of tax                  3,761     (2,179)
-----------------------------------------------------------------------------------------
     Net income                                                       $  9,370   $  4,398
-----------------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - (CONTINUED)

         For the period ending March 31, 2001 operating income, before realized investment results, decreased $0.8 million or 8.5% from March 31, 2000. This is the result of lower earned premium only partially offset by lower benefits and expenses and higher investment income and other operating income, as described in more detail below.

         VFL's operating revenues decreased 69.3% to $27.9 million for the first quarter in 2001 as compared to $90.8 million for the same time period in 2000. Premiums for the first quarter in 2001 decreased 86.1% to $10.7 million as compared to $77.2 million for the first quarter in 2000. The majority of the decrease resulted from the transfer or sale of three lines of business (Life Re, FEHBP and Group Accident & Health) discussed in Note 6 to the Condensed Financial Statements, included herein. Earned premiums from these three lines of business amounted to $68.1 million for first quarter of 2000, representing 88.3% of the earned premiums for the first quarter of 2000. Pre-tax operating income for these three lines of business amounted to $1.6 million for the first quarter of 2000.

         VFL's net investment income increased 12.6% to $12.5 million through March 31, 2001 from $11.1 million in the same period in 2000. The increase in the first quarter 2001 net investment income compared to that of 2000 is due to both a higher average portfolio balance and a higher average yield rate, primarily in the fixed maturity securities and short-term investments. Higher dividends on equity securities added to the increase in 2001 over 2000.

         Other operating income includes various fee income and the fee income from the Separate Accounts. On an after tax basis, net income was up $5.0 million as a result of increases in loads deducted from policyholder account balances and surrender charges on the interest sensitive products, and from higher income earned from the Separate Accounts.

         Benefits and expenses decreased 76.4% to $19.2 million for the first quarter in 2001 from $81.3 million for the first quarter of 2000. The majority of the decrease resulted from the transfer or sale of three lines of business (Life Re, FEHBP and Group Accident & Health) discussed in Note 6 to the Condensed Financial Statements, included herein. Benefits and expenses from these three lines of business accounted for $67.7 million of this decrease from 2000. The remaining change in benefits and expenses is related to the increase in insurance in-force over the past two years.

IMPACT OF BUSINESS TRANSFERS

         The transfer or sale of the three business lines to other entities had a significant impact on the financial statements of VFL. The following schedule highlights the remaining VFL business in a pro-forma format for year 2001 and 2000. The standard financial statements addressed in the narrative should be reviewed in conjunction with the pro-forma schedule that follows.

-------------------------------------------------------------------------------------------
                                                      For three months
                                                       ended March 31,     For Year Ended
                                                     -------------------    December 31,
PRO-FORMA*                                             2001       2000          2000
-------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues
    Net earned premiums                              $ 10,622   $  9,040     $ 37,468
    Net investment income (loss)                       12,311      9,911      (10,675)
    Other                                               4,162      2,475        9,376
                                                     --------   --------     --------
       Total operating revenues                        27,095     21,426       36,169
Benefits and expenses                                  17,668     13,589       59,605
                                                     --------   --------     --------
Operating income (loss) before income
 tax expense                                            9,427      7,837      (23,436)
Income tax expense (benefit)                            3,303      2,312       (9,110)
                                                     --------   --------     --------
Net operating income (loss) before realized
 investment gain                                        6,124      5,525      (32,546)
    Realized investment gains (losses), net of tax      3,470     (2,180)      46,961
-------------------------------------------------------------------------------------------
      NET INCOME - REMAINING BUSINESS                $  9,594   $  3,345     $ 14,415
-------------------------------------------------------------------------------------------

* First quarter 2001 and 2000 restated to reflect transfers/sale of Life Re, FEHBP and Group Accident and Health businesses. Refer to Note 6 of the Notes to the Condensed Financial Statements, included herein.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


ACCOUNTING PRONOUNCEMENTS

         VFL has adopted SFAS 133 effective January 1, 2001. The transition adjustments resulting from adoption must be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Adoption of SFAS 133 did not have a significant impact on the equity or results of operations of VFL. VFL already carries its investments and investment-related derivatives at fair value and the resulting changes in fair values are recognized through realized gains and losses. See Note 3 for a complete discussion of VFL's adoption of these accounting pronouncements.

CODIFICATION

         On January 1, 2001, the Company (VFL) adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which VFL's insurance subsidiaries conduct business required adoption of Codification (with certain modifications) for the preparation of statutory-basis financial statements effective January 1, 2001. The Company's adoption of Codification, as modified, resulted in a decrease in statutory capital and surplus as of January 1, 2001 of approximately $0.5 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.


FORWARD LOOKING STATEMENTS

         The statements contained in this management discussion and analysis that are not historical facts are forward-looking statements. When included in the management's discussion and analysis, the words "believes," "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, the impact of competitive products, policies and pricing; product and policy demand and market responses; development of claims and claim trends and the effect on loss reserves; the performance of reinsurance companies under reinsurance contracts with the Company; general economic and business conditions; changes in financial markets (interest rate, credit, currency, commodities and stocks); changes in foreign, political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; judicial decisions and rulings; the effect on the Company of changes in rating agency policies and practices; the results of financing efforts; changes in the Company's composition of operating segments; the actual closing of contemplated transactions; and agreements and various other matters and risks (many of which are beyond the Company's control) detailed in the Company's SEC filings. These forward-looking statements speak only as of the filing date of this document. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                       VALLEY FORGE LIFE INSURANCE COMPANY

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Information as to VFL's legal proceedings is set forth in PART I, Note 7 on Page 12, included herein.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Omitted pursuant to General Instruction H(2)(b) of Form 10Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Omitted pursuant to General Instruction H(2)(b) of Form 10Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted pursuant to General Instruction H(2)(b) of Form 10Q.

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:      NONE


(b) REPORTS ON FORM 8-K:
     There were no reports on Form 8-K for the three months ended March 31, 2001.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Valley Forge Life Insurance Company






By  ROBERT V. DEUTSCH
   ---------------------------------
Robert V. Deutsch
Director, Senior Vice President
And Chief Financial Officer

Date: May 11, 2001