Form 10-Q
period 2001-06-30
VALLEY FORGE LIFE INSURANCE CO
filed 2001-08-14
CIK 1007008

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001     COMMISSION FILE NUMBER 333-1083

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT AUGUST 1, 2001
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

                                                                                    PAGE NO.
                                                                                    --------
PART I.   FINANCIAL INFORMATION

CONDENSED FINANCIAL STATEMENTS:

         STATEMENTS OF OPERATIONS (Unaudited)
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 .........   3

         BALANCE SHEETS
                  JUNE 30, 2001 (Unaudited) AND DECEMBER 31, 2000 ...................   4

         STATEMENTS OF CASH FLOWS (Unaudited)
                  FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 ...................   5

         NOTES TO CONDENSED FINANCIAL
                  STATEMENTS (Unaudited) JUNE 30, 2001 ..............................   6

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS................................  14


PART II.  OTHER INFORMATION..........................................................  18

SIGNATURES ..........................................................................  18

                       VALLEY FORGE LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS                    SIX MONTHS
                                                                -------------------------     -----------------------------
PERIOD ENDED JUNE 30,                                               2001           2000           2001            2000
-----------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
   Net earned premiums                                            $11,645        $ 77,036       $ 22,355          $ 154,216
   Net investment income                                           12,105          11,047         24,585             22,134
   Realized investment gains (losses)                               1,913         (1,111)          7,700            (4,236)
   Other                                                            1,139           1,887          5,811              4,402
                                                                  -------        --------       --------          ---------
       Total revenues                                              26,802          88,859         60,451            176,516
                                                                  -------        --------       --------          ---------
Benefits and expenses:
   Insurance claims, policyholders' benefits and other
     operating expenses                                            16,666          76,983         31,572            155,461
   Amortization of deferred acquisition costs                       1,169           4,289          5,453              7,112
                                                                  -------        --------       --------          ---------
       Total benefits and expenses                                 17,835          81,272         37,025            162,573
                                                                  -------        --------       --------          ---------
     Income before income tax expense                               8,967           7,587         23,426             13,943
Income tax expense                                                  3,175           2,993          8,264              4,951
----------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                   $ 5,792        $  4,594       $ 15,162           $  8,992
============================================================================================================================

        The accompanying Notes are an integral part of these Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
                            CONDENSED BALANCE SHEETS



---------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
                                                                                       JUNE 30,    DECEMBER 31,
                                                                                         2001          2000
---------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except share data)
ASSETS
   Investments:
     Fixed maturities securities available-for-sale (cost: $519,130 and $556,302)   $   520,670    $   557,866
     Equity securities available-for-sale (cost: $14,187 and $9,994)                     15,050         10,215
     Policy loans                                                                        99,231         98,178
     Other invested assets                                                                  132             87
     Short-term investments                                                              42,419         62,429
                                                                                    -----------    -----------
          TOTAL INVESTMENTS                                                             677,502        728,775
   Cash                                                                                  12,294          9,319
   Receivables:
     Reinsurance receivables ($2,176,740 and $2,128,409 from Assurance)               2,909,136      2,770,755
     Premium and other insurance receivables                                             25,789         67,163
     Allowance for doubtful accounts                                                        (84)           (28)
   Deferred acquisition costs                                                           127,579        126,352
   Accrued investment income                                                             12,174         12,551
   Receivable for securities sold                                                         1,820             --
   Other assets                                                                           7,000          6,280
   Separate Account business                                                            578,251        532,017
---------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                              $ 4,351,461    $ 4,253,184
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Insurance reserves:
     Future policy benefits                                                         $ 3,159,729    $ 3,038,477
     Claims and claim expense                                                           111,671        110,418
     Policyholders' funds                                                                36,388         40,338
   Payable for securities purchased                                                         881             --
   Federal income taxes payable (to Assurance)                                           17,082          9,536
   Deferred income taxes                                                                 10,613          9,040
   Due to affiliates                                                                     23,087         84,042
   Other liabilities                                                                    114,185        144,888
   Separate Account business                                                            578,251        532,017
---------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                           4,051,887      3,968,756
---------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Note 7)
Stockholder's Equity:
   Common stock ($50 par value; Authorized 200,000 shares;
       Issued 50,000 shares)                                                              2,500          2,500
   Additional paid-in capital                                                            69,150         69,150
   Retained earnings                                                                    226,549        211,388
   Accumulated other comprehensive income (loss)                                          1,375          1,390
---------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDER'S EQUITY                                                    299,574        284,428
---------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $ 4,351,461    $ 4,253,184
===============================================================================================================


         The accompanying Notes are an integral part of these Condensed
                       Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                                          2001          2000
---------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $  15,162    $   8,992
   Adjustments to reconcile net income to net cash provided by operating activities:

     Net realized investment (gains) losses, pre-tax                                (7,700)       4,236
     Amortization of bond discount                                                  (1,333)      (1,367)
     Changes in:
        Insurance receivables                                                      (96,951)    (169,527)
        Deferred acquisition costs                                                  (1,583)      (8,968)
        Accrued investment income                                                      377        1,532
        Federal income taxes payable                                                 7,546        2,392
        Insurance reserves                                                         131,243      161,462
        Deferred income taxes                                                        1,573        2,108
        Due from affiliates                                                        (60,955)      28,403
        Other                                                                      (31,659)     (36,370)
                                                                                 ---------    ---------
         Total adjustments                                                         (59,442)     (16,099)
                                                                                 ---------    ---------
         NET CASH FLOWS USED BY OPERATING ACTIVITIES                               (44,280)      (7,107)
                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturity securities                                          (646,750)    (221,514)
   Proceeds from fixed maturity securities:
     Sales                                                                         419,444      230,844
     Maturities, calls and redemption                                              271,541       50,752
   Purchase of equity securities                                                    (4,193)        --
   Change in policy loans                                                           (1,053)      (2,728)
   Change in short-term investments                                                 21,000      (15,737)
   Change in other invested assets                                                     (45)        (109)
                                                                                 ---------    ---------
         NET CASH FLOWS FROM INVESTING ACTIVITIES                                   59,944       41,508
                                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipts from investment contracts credited to policyholder account balances       4,535        6,226
    Return of policyholder account balances on investment contracts                (17,224)     (22,818)
                                                                                 ---------    ---------
         NET CASH FLOWS USED BY FINANCING ACTIVITIES                               (12,689)     (16,592)
                                                                                 ---------    ---------
         NET CHANGE IN CASH                                                          2,975       17,809
Cash at beginning of the period                                                      9,319        3,529
---------------------------------------------------------------------------------------------------------
CASH AT END OF THE PERIOD                                                        $  12,294    $  21,338
=========================================================================================================
Supplemental disclosures of cash flow information:
   Federal income taxes paid                                                          --           --
   Interest expense                                                                   --           --
=========================================================================================================


         The accompanying Notes are an integral part of these Condensed
                       Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         Valley Forge Life Insurance Company (VFL) is a wholly owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly owned subsidiary of Continental Casualty Company (Casualty) which is wholly owned by CNA Financial Corporation (CNAF). As of June 30, 2001, Loews Corporation owned approximately 87% of the outstanding common stock of CNAF.

         VFL markets and underwrites insurance products designed to satisfy the life insurance, health insurance and retirement needs of individuals and groups. Products available in individual policy form include annuities as well as term and universal life insurance. Products available in group policy form include life insurance, pension products and accident and health insurance. VFL also markets a portfolio of variable Separate Account products, consisting primarily of annuity and universal life products. These products offer policyholders the option of allocating payments to one or more variable investment portfolios or to a guaranteed income account or both. Cash receipts and deposits received for the variable Separate Accounts are invested in investment portfolios, as allocated by the contractholders, where the investment risk is borne by the contractholder. Cash receipts and deposits received for these products that are allocated to the guaranteed income account earn a minimum guaranteed rate of interest for a specified period of time.

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

         In the first quarter of 2001, VFL adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS
133). VFL's initial adoption of SFAS 133 did not have a significant impact on the equity or the results of operations of VFL. VFL already carries its investment and investment-related derivatives at fair value and the resulting changes in fair value are recognized through realized gains and losses. See Note 3 for a complete discussion of VFL's adoption of these accounting pronouncements.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       JUNE 30, 2001 (UNAUDITED)-CONTINUED

NOTE 1. -(CONTINUED)

         On January 1, 2001, VFL adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which VFL's insurance subsidiaries conduct business required adoption of Codification (with certain modifications) for the preparation of statutory-basis financial statements effective January 1, 2001. VFL's adoption of Codification, as modified, resulted in a increase in statutory capital and surplus as of June 30, 2001 of approximately $2.4 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.

         On April 1, 2001 the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. This issue did not have a significant impact on the results of operations or equity of the Company.

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

         SFAS 133 requires that all derivatives be recorded in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of exposures to changes in fair value, cash flows or foreign currency exchange rates. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon. The methods are discussed in Note 3 included herein.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       JUNE 30, 2001 (UNAUDITED)-CONTINUED

NOTE 2. - (CONTINUED)

         In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health insurance premiums are from short duration contracts. The effects of reinsurance on premium revenues are shown in the following table:



--------------------------------------------------------------------------------------------------------------------
                                                                     PREMIUMS
                                            -----------------------------------------------------------  ASSUMED/
SIX MONTHS ENDED JUNE 30,                       DIRECT         ASSUMED         CEDED          NET          NET %
--------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
   2001
            Life                                  $ 334,635       $ 57,642     $ 370,586       $ 21,691    266%
            Accident and Health                       6,021            664         6,021            664    100%
--------------------------------------------------------------------------------------------------------------------
                Total Premiums                    $ 340,656      $  58,306     $ 376,607       $ 22,355    261%
--------------------------------------------------------------------------------------------------------------------
   2000
            Life                                  $ 369,306      $  57,032     $ 387,616       $ 38,722    147%
            Accident and Health                       4,374        115,494         4,374        115,494    100%
--------------------------------------------------------------------------------------------------------------------
                Total Premiums                    $ 373,680      $ 172,526     $ 391,990       $154,216    112%
--------------------------------------------------------------------------------------------------------------------


         Transactions with Assurance, as part of the Reinsurance Pooling Agreement described in Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $243.0 million for the six months ended June 30, 2001, and $225.9 million for the same period in 2000. Additionally, benefits and expenses for insurance claims and policyholder benefits are net of reinsurance recoveries from non-affiliated companies of $159.5 million and $150.1 million for the six months ended June 30, 2001 and 2000 respectively.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      JUNE 30, 2001 (UNAUDITED)-CONTINUED


NOTE 3.  (CONTINUED)

NATURE OF HEDGE DESIGNATION                     DERIVATIVE'S CHANGE IN FAIR VALUE REFLECTED IN:
-------------------------------------------     ------------------------------------------------
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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       JUNE 30, 2001 (UNAUDITED)-CONTINUED


NOTE 3. - (CONTINUED)

         As of the adoption date and June 30, 2001, none of VFL's holdings of these types of instruments have been designated as hedges of specific assets or liabilities, and therefore do not currently qualify for hedge accounting under GAAP.

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

VFL's derivative holdings of approximately $132,284 consist of interest rate caps as of June 30, 2001.

NOTE 4. COMPREHENSIVE INCOME

         Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments and distributions to, the stockholder. The components of comprehensive income are shown below.

-----------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS              SIX MONTHS
                                                                    ---------------------   ---------------------
PERIOD ENDED JUNE 30,                                                  2001       2000        2001        2000
-----------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net income                                                          $  5,792    $  4,594    $ 15,162    $  8,992
Other comprehensive income:
   Change in unrealized gains (losses) on general account
      investments
      Holding (losses) gains arising during the period                (8,143)     (2,394)      1,277      (1,363)
      Less: Unrealized (losses) gains at beginning of period
              included in realized gains (losses) during
              the period                                              (1,981)     (3,364)        660      (6,929)
                                                                    --------    --------    --------    --------
   Net change in unrealized (losses) gains on general account
      investments                                                     (6,162)        970         617       5,566
   Net change in unrealized gains (losses) on separate
      accounts and other                                                  18          86        (641)     (2,303)
                                                                    --------    --------    --------    --------
   Other comprehensive (loss) income before income tax                (6,144)      1,056         (24)      3,263
Deferred income taxes related to other comprehensive
      income                                                           2,150        (322)          8      (1,094)
                                                                    --------    --------    --------    --------
   Other comprehensive (loss) income, net of tax                      (3,994)        734         (16)      2,169
-----------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                          $  1,798    $  5,328    $ 15,146    $ 11,161
=================================================================================================================


NOTE 5.  BUSINESS SEGMENTS

         VFL operates in one reportable segment, the business of which is to market and underwrite insurance products designed to satisfy the life, health and retirement needs of individuals and groups. VFL products are distributed primarily in the United States. Premium revenues earned outside the United States are not significant.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       JUNE 30, 2001 (UNAUDITED)-CONTINUED

NOTE 5. - (CONTINUED)

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

The following presents premiums by product group for the period ended June 30, 2001 and 2000.


----------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS                          SIX MONTHS
                                                  --------------------------           -------------------------
JUNE 30,                                            2001             2000                2001             2000
-----------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Life                                              $  11,346        $ 19,879            $ 21,691         $ 38,722
Accident and Health                                     299          57,157                 664          115,494
-----------------------------------------------------------------------------------------------------------------
   TOTAL                                          $  11,645        $ 77,036            $ 22,355         $154,216
=================================================================================================================


         Through August 31, 2000, Assurance provided health insurance benefits to postal and other federal employees under the Federal Employees Health Benefit Plan (FEHBP). Premiums under this contract between Assurance and FEHBP totaled $1.0 billion for the period ended June 30, 2000, and the portion of these premiums assumed by VFL under the Reinsurance Pooling Agreement totaled $101.0 million for the period ended June 30, 2000. Effective September 1, 2000, the FEHBP business was transferred to another insurance entity owned by CNA. All the assets and liabilities of this business were transferred through a novation agreement and VFL was relieved of any ongoing direct or contingent liability with respect to this business. See Note 6 to the Condensed Financial Statements, included herein.


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

         MARC assumed approximately $294 million of liabilities (primarily future policy benefits and claim reserves) and approximately $209 million in assets (primarily uncollected premium and deferred policy acquisition costs from Assurance). A portion of the Life Re business is conducted through VFL as part of the Reinsurance Pooling Agreement. VFL's share of the net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, has been recorded as deferred revenue and will be recognized in income over the next 9 to 15 months as Life Re's assumed contracts are novated to MARC.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       JUNE 30, 2001 (UNAUDITED)-CONTINUED


NOTE 6. - (CONTINUED)

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


------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS                             SIX MONTHS
                                             -----------------------------         -------------------------------
  PERIOD ENDED JUNE 30,                       2001               2000                2001               2000
------------------------------------------------------------------------------------------------------------------
  (In thousands of dollars)
  FEDERAL EMPLOYEE HEALTH BENEFIT PLAN:
     Earned premiums                            $  --            $ 48,864              $  --            $ 100,078
     Income (loss) before income tax               (4)                570                 (7)                 927

  LIFE RE:
     Earned premiums                            $ (66)           $  5,577              $   23           $  10,572
     Income before income tax                     (90)                609                (27)               1,599

  GROUP ACCIDENT AND HEALTH:
     Earned premiums                            $   45           $ 12,378              $   45           $  24,309
     Income before income tax                    1,011                987                 196               1,284
------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30,          DECEMBER 31,
  AS OF                                                                              2001               2000
------------------------------------------------------------------------------------------------------------------
  (In thousands of dollars)
  TOTAL ASSETS:
  Federal Employee Health Benefit Plan (FEHBP)*                                       $ --               $  --
  Life Re                                                                              39,366              33,641
  Group Accident and Health                                                            60,215              56,851
==================================================================================================================

* FEHBP business transferred September 1, 2000.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       JUNE 30, 2001 (UNAUDITED)-CONTINUED

NOTE 6. - (CONTINUED)

REMAINING BUSINESS RESULTS

         The transfer or sale of the three business lines to other entities had a significant impact on the financial statements of VFL. The following schedule highlights the remaining VFL business in a pro-forma format for year 2001 and 2000.


---------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS              SIX MONTHS
PRO-FORMA FOR JUNE 30,                                                 2001        2000         2001         2000
---------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Operating Revenues (excluding realized investment gains (losses))
     Net earned premiums                                             $  11,666     $ 10,217    $ 22,287     $ 19,257
     Net investment income                                              11,980        9,799      24,291       19,710
     Other                                                               1,357        1,851       5,700        4,326
                                                                    -------------------------------------------------
        Total operating revenues                                        25,183       21,867      52,278       43,293
Benefits and expenses                                                   19,046       15,335      36,714       28,924
                                                                    -------------------------------------------------
    Operating income (loss) before income tax expense                    6,137        6,532      15,564       14,369
Income tax expense                                                      (2,187)      (2,669)     (5,490)      (4,981)
                                                                    -------------------------------------------------
    Net operating income before realized investment gains (losses)       3,950        3,863      10,074        9,388
     Realized investment gains (losses), net of tax                      1,174         (274)      4,644       (2,454)
---------------------------------------------------------------------------------------------------------------------
        NET INCOME - REMAINING BUSINESS UNITS                        $   5,124     $  3,589    $ 14,718     $  6,934
---------------------------------------------------------------------------------------------------------------------

NOTE 7.  LEGAL PROCEEDINGS

         VFL is party to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the financial position or results of operations of VFL.

     The following discussion and analysis should be read in conjunction with the condensed financial statements (unaudited) and notes thereto found on pages 3 to 13, which contain additional information helpful in evaluating operating results and financial condition.

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

RESULTS OF OPERATIONS

     The following table summarizes key components of VFL's operating results for the three and six months ended June 30, 2001 and 2000.

---------------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS            SIX MONTHS
PERIOD ENDED JUNE 30,                                                     2001          2000      2001       2000
---------------------------------------------------------------------------------------------------------------------
(In thousands of dollars) Revenues:
   Net earned premiums                                                   $ 11,645     $77,036   $ 22,355    $154,216
   Net investment income                                                   12,105      11,047     24,585      22,134
   Other                                                                    1,139       1,887      5,811       4,402
                                                                         --------------------------------------------
        Total operating revenues                                           24,889      89,970     52,751     180,752
Benefits and expenses                                                      17,835      81,272     37,025     162,573
                                                                         --------------------------------------------
  Operating income before income tax expense                                7,054       8,698     15,726      18,179
Income tax expense                                                         (2,506)     (3,530)    (5,569)     (6,434)
                                                                         --------------------------------------------
     Net operating income before realized investment gains (losses)         4,548       5,168     10,157      11,745
     Net realized investment gains (losses), net of tax                     1,244        (574)     5,005      (2,753)
---------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $  5,792     $ 4,594   $ 15,162    $  8,992
=====================================================================================================================

     Operating income for the three and six months ended June 30, 2001 decreased by $1.6 million and $2.4 million, respectively. These decreases were primarily the result of decreases in operating revenues of $65.0 million and $131.9 million for the three and six months ended June 30, 2001, respectively, which were only partially offset by decreases in benefits and expenses of $63.4 million and $125.6 million for each of the corresponding periods. The changes in revenues and expenses were due to the impact of the business transferred, as discussed below, as well as the results of the remaining businesses which are further discussed in the sections that follow.

     As discussed in Note 6 to the Condensed Financial Statements, effective December 31, 2000, CNA completed a transaction with Munich American Reassurance Company (MARC), whereby MARC acquired CNA's individual life reinsurance business (Life Re) via a reinsurance agreement. CNA will continue to accept and retrocede business on existing Life Re contracts until such time that CNA and MARC are able to execute novations of each of Life Re's assumed and retro-ceded reinsurance contracts. A portion of the Life Re business is conducted through VFL as part of the Reinsurance Pooling Agreement.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                  JUNE 30, 2001

RESULTS OF OPERATIONS - (CONTINUED)

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

     VFL and Assurance along with Casualty (collectively, the "Insurers") have entered into an indemnity reinsurance agreement (the "Agreement") with CNA Group Life Assurance Company ("CNAGLAC"), a newly formed and wholly-owned subsidiary of Casualty whereby most of the existing group life and health insurance business (excluding the FEHBP business which was transferred to another insurance subsidiary of CNA via a novation agreement as discussed in Note 5 to the Condensed Financial Statements, and some runoff group and life insurance lines of business that will remain with the Insurers) of the Insurers will be transferred to CNAGLAC via a reinsurance agreement, effective January 1, 2001.

     The following table summarizes VFL's earned premiums and income (loss) before income tax for FEHBP, Life Re and the Group Accident & Health business.


  ----------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS                            SIX MONTHS
                                                      ------------                            ----------
  PERIOD ENDED JUNE 30,                          2001              2000                 2001              2000
  ----------------------------------------------------------------------------------------------------------------
  (In thousands of dollars)
  FEDERAL EMPLOYEE HEALTH BENEFIT PLAN:
     Earned premiums                           $     -           $ 48,864              $    -           $ 100,078
     Income (loss) before income tax                (4)               570                  (7)                927

  LIFE RE:
     Earned premiums                           $   (66)          $  5,577              $   23           $  10,572
     Income before income tax                      (90)               609                 (27)              1,599

  GROUP ACCIDENT AND HEALTH:
     Earned premiums                           $    45           $ 12,378              $   45           $  24,309
     Income before income tax                    1,011                987                 196               1,284

  ================================================================================================================

As a result of the impact that the foregoing transactions had on the results of operations of VFL, the following analyzes the results of operations of the remaining businesses. The following schedule highlights the results of operations for VFL on a pro forma basis for three and six months ended June 30, 2001 and 2000 and the following discussions and analysis are based on the pro forma results of operations.

---------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS              SIX MONTHS
PRO FORMA FOR JUNE 30,                                                 2001        2000         2001         2000
---------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Operating Revenues (excluding realized investment gains (losses))
     Net earned premiums                                              $ 11,666      $10,217    $ 22,287     $ 19,257
     Net investment income                                              11,980        9,799      24,291       19,710
     Other                                                               1,537        1,851       5,700        4,326
                                                                    -------------------------------------------------
        Total operating revenues                                        25,183       21,867      52,278       43,293
Benefits and expenses                                                   19,046       15,335      36,714       28,924
                                                                    -------------------------------------------------
    Operating income (loss) before income tax expense                    6,137        6,532      15,564       14,369
Income tax expense                                                      (2,187)      (2,669)     (5,490)      (4,981)
                                                                    -------------------------------------------------
    Net operating income before realized investment gains (losses)       3,950        3,863      10,074        9,388
     Realized investment gains (losses), net of tax                      1,174         (274)      4,644       (2,454)
---------------------------------------------------------------------------------------------------------------------
        NET INCOME - REMAINING BUSINESS UNITS                         $  5,124      $ 3,589    $ 14,718     $  6,934
---------------------------------------------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                  JUNE 30, 2001

RESULTS OF OPERATIONS - (CONTINUED)

     For the second quarter of 2001, operating income, before income tax expense and realized investment results, decreased 6.0% or $0.4 million from the same quarter in 2000. This was principally the result of an increase in net earned premiums of approximately $1.5 million or 14% and an increase in net investment income of $2.2 million or 22%, which was more than offset by increased benefits and expenses of $3.7 million, or approximately 24%, and a decrease in other revenues of $0.3 million or 17%.

     The increase in net earned premiums was primarily attributable to increased sales of term insurance products. VFL's increase in net investment income for the three months ended June 30, 2001 as compared to the comparable period in 2000 was due to a higher average investment portfolio balance during the period, and a higher average yield rate, primarily in fixed maturity securities and short-term investments. The increase in the yield was due primarily to the change in the composition of invested securities to relatively higher yield investment categories. The average yield for the three months ended June 30, 2001 was approximately 6.9% as compared to 6.2% for the comparable period in 2000. The increase in benefits and expenses was primarily due to increased mortality losses on term and universal life products, partially offset by ceding commissions received on the transfer of the various business described in Note 6 to the Condensed Financial Statements. The decrease in other revenues was due primarily to a decrease in income from separate accounts.

     For the six months ended June 30, 2001, operating income, before income tax expense and realized investment results, increased $1.2 million or 8% from the comparable period in 2000. This was the result of an increase in net earned premiums of approximately $3.0 million or 16%, increased net investment income of $4.6 million or 23%, and an increase in other revenues of $1.4 million or 32%, which were partially offset by increased benefits and expenses of $7.8 million or 27%.

     The increase in net earned premiums was primarily attributable to increased sales of term insurance products. VFL's increase in net investment income for the six months ended June 30, 2001 as compared to the comparable period in 2000 was due to a higher average investment portfolio balance during the period, and a higher average yield rate, primarily in fixed maturity securities and short-term investments. The increase in the yield was due primarily to the change in the composition of invested securities to relatively higher yield investment categories. The average yield for the six months ended June 30, 2001 was approximately 7.0% as compared to 6.3% for the comparable period in 2000. The increase in benefits and expenses was primarily due to increased mortality losses on term and universal life products, partially offset by ceding commissions received on the transfer of the various business described in Note 6 to the Condensed Financial Statements. The increase in other revenues for the six months ended June 30, 2001 as compared to the comparable period in 2000 was due primarily to an increase in income from separate accounts as the result of increased service charges earned on policyholder accounts and increased surrender charges for interest sensitive products in the first quarter of 2001. Realized investment gains, net of taxes, increased $1.4 million for the core business for the second quarter and $7.1 million for the six months ended June 30, 2001 from the same period of 2000. The gains resulted from fixed equity securities, mostly in other corporate bond investments.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                                  JUNE 30, 2001

     On April 1, 2001 the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. This issue did not have a significant impact on the results of operations or equity of the Company.

CODIFICATION
     On January 1, 2001, the Company (VFL) adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which VFL conducts business required adoption of Codification for the preparation of statutory-basis financial statements effective January 1, 2001. The Company's adoption of Codification resulted in an increase in statutory capital and surplus upon adoption of approximately $2.4 million, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                                  JUNE 30, 2001
                            PART II OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
         Information as to VFL's legal proceedings is set forth in PART I,
         Note 7 on Page 13, included herein

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Omitted pursuant to General Instruction H (2) (b) of Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Omitted pursuant to General Instruction H (2) (b) of Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Omitted pursuant to General Instruction H (2) (b) of Form 10-Q.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:  NONE


         (b) REPORTS ON FORM 8-K:

         There were no reports on Form 8-K for the six months ended June 30, 2001.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Valley Forge Life Insurance Company






By  ROBERT V. DEUTSCH
   -------------------
Robert V. Deutsch
Director, Executive Vice President
And Chief Financial Officer

Date: August 14, 2001