Form 10-Q
period 2001-09-30
VALLEY FORGE LIFE INSURANCE CO
filed 2001-11-14
CIK 1007008

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001           COMMISSION FILE NUMBER 333-1083

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
                requirements for the past 90 days. Yes  X      No
                                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                          OUTSTANDING AT NOVEMBER 5, 2001
      -----------------------                  -------------------------------
      Common Stock, Par value $50.00                     50,000



THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
================================================================================

PART I.   FINANCIAL INFORMATION  (UNAUDITED)                            PAGE NO.
------    ---------------------                                         -------

CONDENSED FINANCIAL STATEMENTS:

STATEMENTS OF OPERATIONS (Unaudited)
    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000......  3

BALANCE SHEETS
    SEPTEMBER 30, 2001 (Unaudited) AND DECEMBER 31, 2000.................  4

STATEMENTS OF CASH FLOWS (Unaudited)
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000................  5

NOTES TO CONDENSED FINANCIAL STATEMENTS
     (Unaudited) SEPTEMBER 30, 2001......................................  6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS................................. 14

PART II.  OTHER INFORMATION.............................................. 18
--------  -----------------
SIGNATURES
 ......................................................................... 18

                       VALLEY FORGE LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS                         NINE MONTHS
                                                                           ------------                         -----------
PERIOD ENDED SEPTEMBER 30                                            2001               2000              2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Revenues:
   Net earned premiums                                             $  12,886          $  67,535         $  35,241         $ 221,751
   Net investment income                                              12,275             11,309            36,860            33,443
   Realized investment gains (losses)                                  4,155                 87            11,855            (4,149)
   Other                                                                 678              1,512             6,489             5,914
                                                                   ---------          ---------         ---------         ---------
       Total revenues                                                 29,994             80,443            90,445           256,959
                                                                   ---------          ---------         ---------         ---------
Benefits and expenses:
   Insurance claims and policyholders' benefits                       21,500             61,939            53,140           205,446
   Other operating expenses                                            1,207              6,552             1,139            18,506
   Amortization of deferred acquisition costs                          1,087              3,563             6,540            10,675
                                                                   ---------          ---------         ---------         ---------
       Total benefits and expenses                                    23,794             72,054            60,819           234,627
                                                                   ---------          ---------         ---------         ---------
   Income before income tax expense                                    6,200              8,389            29,626            22,332
Income tax expense                                                     2,228              2,987            10,492             7,938
---------------------------------------------------------------    ----------------------------------------------------------------
     NET INCOME                                                    $   3,972          $   5,402         $  19,134         $  14,394
===============================================================    ================================================================


The accompanying Notes are an integral part of these Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
                            CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------
                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                             2001                 2000
                                                                                          (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars, except share data)
  ASSETS
     Investments:
       Fixed maturities securities available-for-sale (cost: $509,663 and                $   506,129          $   557,866
         $556,302)
       Equity securities available-for-sale (cost: $14,187 and $9,994 )                       14,871               10,215
       Policy loans                                                                           99,637               98,178
       Other invested assets                                                                      67                   87
       Short-term investments                                                                 39,806               62,429
                                                                                         ------------         ------------
            TOTAL INVESTMENTS                                                                660,510              728,775
     Cash                                                                                     26,551                9,319
     Receivables:
       Reinsurance ($2,150,750 and $2,128,409 from Assurance)                              3,008,063            2,770,755
       Premium and other insurance                                                            27,785               67,163
       Allowance for doubtful accounts                                                          (122)                 (28)
     Deferred acquisition costs                                                              124,870              126,352
     Accrued investment income                                                                12,758               12,551
     Receivable for securities sold                                                           14,976                    -
     Due from affiliates                                                                      19,330                    -
     Other assets                                                                              8,114                6,280
     Separate Account business                                                               552,841              532,017
  -------------------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                                 $ 4,455,676          $ 4,253,184
  -------------------------------------------------------------------------------------------------------------------------
   LIABILITIES AND STOCKHOLDER'S EQUITY
   Liabilities:
     Insurance reserves:
       Future policy benefits                                                            $ 3,195,833          $ 3,038,477
       Claims and claim expense                                                              186,809              110,418
       Policyholders' funds                                                                   34,366               40,338
     Payable for securities purchased                                                         16,131                    -
     Federal income taxes payable (to Assurance)                                              21,728                9,536
     Deferred income taxes                                                                     5,102                9,040
     Due to affiliates                                                                             -               84,042
     Other liabilities                                                                       143,368              144,888
     Separate Account business                                                               552,841              532,017
  -------------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES                                                              4,156,178            3,968,756
  -------------------------------------------------------------------------------------------------------------------------
  Commitments and contingent liabilities (Note 7)
  Stockholder's Equity:
     Common stock ($50 par value; authorized 200,000 shares;
         issued 50,000 shares)                                                                 2,500                2,500
     Additional paid-in capital                                                               69,150               69,150
     Retained earnings                                                                       230,521              211,388
     Accumulated other comprehensive (loss) income                                            (2,673)               1,390
  -------------------------------------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDER'S EQUITY                                                       299,498              284,428
  -------------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $ 4,455,676          $ 4,253,184
  -------------------------------------------------------------------------------------------------------------------------


The accompanying Notes are an integral part of these Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                                       2001           2000
-------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $  19,134      $  14,394
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Net realized investment losses, pre-tax                                           (11,855)         4,149
    Amortization of bond discount                                                      (1,894)        (2,650)
    Changes in:
       Receivables, net                                                              (197,836)      (208,034)
       Deferred acquisition costs                                                        (214)       (12,389)
       Accrued investment income                                                         (207)         1,095
       Federal income taxes payable                                                    12,192          5,409
       Insurance reserves                                                             244,813        220,240
       Deferred income tax provision                                                   (3,938)         3,998
       Due (to) from affiliates                                                      (103,372)        43,033
       Other liabilities and other                                                     (1,072)        31,586
                                                                                    ---------      ---------
          Total adjustments                                                           (63,383)        86,437
                                                                                    ---------      ---------
          NET CASH FLOWS FROM OPERATING ACTIVITIES                                    (44,249)       100,831
                                                                                    ---------      ---------
CASH FLOWS USED BY INVESTING ACTIVITIES:
    Purchase of fixed maturity securities                                            (770,071)      (479,527)
    Proceeds from fixed maturity securities
        Sales                                                                         542,539        474,167
        Maturities, calls and redemptions                                             287,729         52,524
    Purchase of equity securities                                                      (4,194)        (9,994)
    Change in policy loans                                                             (1,459)        (4,506)
    Change in short-term investments                                                   23,955        (95,548)
    Change in other invested assets                                                        20           (107)
                                                                                    ---------      ---------
          NET CASH FLOWS FROM INVESTING ACTIVITIES                                     78,519        (62,991)
                                                                                    ---------      ---------
CASH FLOWS USED BY FINANCING ACTIVITIES:
    Receipts for investment contracts credited to policyholder account balances         6,627          7,569
    Return of policyholder account balances on investment contracts                   (23,665)       (36,096)
                                                                                    ---------      ---------
          NET CASH FLOWS USED IN FINANCING ACTIVITIES                                 (17,038)       (28,527)
                                                                                    ---------      ---------
          NET CASH FLOWS                                                               17,232          9,313
Cash at beginning of period                                                             9,319          3,529
-------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                               $  26,551      $  12,842
=============================================================================================================
Supplemental disclosures of cash flow information:
   Federal income tax refunds received                                              $       -      $  (1,924)
   Interest paid                                                                    $       -      $       -
=============================================================================================================

The accompanying Notes are an integral part of these Condensed Financial Statements (Unaudited).

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

     Valley Forge Life Insurance Company (VFL) is a wholly owned subsidiary of Continental Assurance Company (Assurance). Assurance is a wholly owned subsidiary of Continental Casualty Company (Casualty) which is wholly owned by CNA Financial Corporation (CNAF). As of September 30, 2001, Loews Corporation owned approximately 89% of the outstanding common stock of CNAF.

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

     In the first quarter of 2001, VFL adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively referred to as SFAS
133). VFL's initial adoption of SFAS 133 did not have a significant impact on the equity or the results of operations of VFL. VFL already carried its investment and investment-related derivatives at fair value and the resulting changes in fair value were recognized through realized gains and losses. See
Note 3 for a complete discussion of VFL's adoption of these accounting pronouncements.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 (UNAUDITED)-CONTINUED

NOTE 1. - (CONTINUED)

     On January 1, 2001, VFL adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which VFL's insurance subsidiaries conduct business required adoption of Codification (with certain modifications) for the preparation of statutory-basis financial statements effective January 1, 2001. VFL's adoption of Codification, as modified, resulted in a increase in statutory capital and surplus as of January 1, 2001 of approximately $2.8 million, which primarily related to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of this statement are effective for VFL beginning January 1, 2002. VFL is in the process of quantifying the impact this new standard will have on its operations and financial position.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 (UNAUDITED)-CONTINUED

NOTE 2. - (CONTINUED)

     In the table below, the majority of life premium revenue is from long duration type contracts, while the majority of accident and health insurance premiums are from short duration contracts. The effects of reinsurance on premium revenues are shown in the following table:

    --------------------------------------------------------------------------------------------------------------------
                                                                         PREMIUMS
                                                  --------------------------------------------------------  ASSUMED/
    NINE MONTHS ENDED SEPTEMBER 30,                   DIRECT         ASSUMED         CEDED          NET       NET %
    --------------------------------------------------------------------------------------------------------------------
    (In thousands of dollars)
       2001
               LIFE                                  $ 507,708      $  70,385      $ 544,550     $  33,543     210%
               ACCIDENT AND HEALTH                       9,341          1,698          9,341         1,698     100%
    --------------------------------------------------------------------------------------------------------------------
                    TOTAL PREMIUMS                   $ 517,049      $  72,083      $ 553,891     $  35,241     204%
    --------------------------------------------------------------------------------------------------------------------
       2000
               Life                                  $ 546,498      $  88,848      $ 575,053     $  60,293     147%
               Accident and Health                       6,862        161,458          6,862       161,458     100%
    --------------------------------------------------------------------------------------------------------------------
                    Total Premiums                   $ 553,360      $ 250,306      $ 581,915     $ 221,751     113%
    --------------------------------------------------------------------------------------------------------------------


     Transactions with Assurance, as part of the Reinsurance Pooling Agreement described in Note 1, are reflected in the above table. Premium revenues ceded to non-affiliated companies were $367.7 million for the nine months ended September 30, 2001, and $344.5 million for the same period in 2000. Additionally, benefits and expenses for insurance claims and policyholder benefits are net of reinsurance recoveries of $548.6 million and $485.0 million for the nine months ended September 30, 2001 and 2000, of which $278.2 million and $242.1 million where from non-affiliated companies.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 (UNAUDITED) -CONTINUED

NOTE 3. (CONTINUED)

NATURE OF HEDGE DESIGNATION      DERIVATIVE'S CHANGE IN FAIR VALUE REFLECTED IN:
-------------------------------  -----------------------------------------------
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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) -CONTINUED
                               SEPTEMBER 30, 2001

NOTE 3. - (CONTINUED)

     As of the adoption date and at September 30, 2001, none of VFL's holdings of these types of instruments have been designated as hedges of specific assets or liabilities, and therefore do not currently qualify for hedge accounting under GAAP.

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

     VFL's derivative holdings of approximately $67,444 consist of interest rate caps as of September 30, 2001.

NOTE 4. COMPREHENSIVE INCOME

     Comprehensive income is comprised of all changes to stockholder's equity, including net income, except those changes resulting from investments and distributions to the stockholder. The components of comprehensive income are shown below.

----------------------------------------------------------------------------------------------------------------------------
                                                                                  THREE MONTHS              NINE MONTHS
                                                                              ---------------------     --------------------
PERIOD ENDED SEPTEMBER 30,                                                     2001         2000         2001        2000
----------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Net income                                                                    $ 3,972      $ 5,402      $19,134     $14,394
Other comprehensive income:
   Change in unrealized gains (losses) on general account investments:
      Holding (losses) gains arising during the period                         (4,516)       4,278       (3,239)      2,915
      Less: Unrealized gains (losses)  at beginning of period
                included in realized gains (losses) during the period             738       (2,156)       1,398      (9,085)
                                                                              --------     --------     --------    --------
   Net change in unrealized (losses) gains on general account
      investments                                                              (5,254)       6,434       (4,637)     12,000
   Net change in unrealized (losses) gains on separate accounts and
      other                                                                      (974)       1,276       (1,615)     (1,027)
                                                                              --------     --------     --------    --------
   Other comprehensive (loss) income before income tax                         (6,228)       7,710       (6,252)     10,973
Deferred income tax expense (benefit) related to other comprehensive
      income                                                                    2,180       (2,747)       2,189      (3,841)
                                                                              --------     --------     --------    --------
   Other comprehensive (loss) income, net of tax                               (4,048)       4,963       (4,063)      7,132
----------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                    $  (76)      $10,365      $15,071     $21,526
============================================================================================================================


NOTE 5.  BUSINESS SEGMENTS

     VFL operates in one reportable segment, the business of which is to market and underwrite insurance products designed to satisfy the life, health and retirement needs of individuals and groups. VFL products are distributed primarily in the United States. Premium revenues earned outside the United States are not significant.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) -CONTINUED
                               SEPTEMBER 30, 2001

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

     The following presents premiums by product group for the period ended September 30, 2001 and 2000.


       -------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS                        NINE MONTHS
                                                           ------------                        -----------
     SEPTEMBER 30,                                     2001            2000                2001             2000
     --------------------------------------------------------------------------------------------------------------
     (In thousands of dollars)
     Life                                            $ 11,852        $ 21,571            $ 33,543         $ 60,293
     Accident and Health                                1,034          45,964               1,698          161,458
     --------------------------------------------------------------------------------------------------------------
               TOTAL                                 $ 12,886        $ 67,535            $ 35,241         $221,751
     ==============================================================================================================


     Through August 31, 2000, Assurance provided health insurance benefits to postal and other federal employees under the Federal Employees Health Benefit Plan (FEHBP). Premiums under this contract between Assurance and FEHBP totaled $1.5 billion for the nine month period ended September 30, 2000, and the portion of these premiums assumed by VFL under the Reinsurance Pooling Agreement totaled $153.9 million for the nine month period ended September 30, 2000. Effective September 1, 2000, the FEHBP business was transferred to another insurance entity owned by CNA. All the assets and liabilities of this business were transferred through a novation agreement and VFL was relieved of any ongoing direct or contingent liability with respect to this business. See Note 6 to the Condensed Financial Statements, included herein.

NOTE 6. OTHER EVENTS

INDIVIDUAL LIFE REINSURANCE TRANSACTION

     Effective December 31, 2000, VFL and Assurance completed a transaction with Munich American Reassurance Company (MARC), whereby MARC acquired VFL and Assurance's individual life reinsurance business (Life Re) via a reinsurance agreement. VFL and Assurance will continue to accept and retrocede business on existing Life Re contracts until such time that VFL and Assurance and MARC are able to execute novations of each of Life Re's assumed and retro-ceded reinsurance contracts.

     MARC assumed approximately $294 million of liabilities (primarily future policy benefits and claim reserves) and approximately $209 million in assets (primarily uncollected premium and deferred policy acquisition costs from Assurance). A portion of the Life Re business is conducted through VFL as part of the Reinsurance Pooling Agreement. VFL's share of the net gain from the reinsurance transaction, which is subject to certain post-closing adjustments, was recorded as deferred revenue and is being recognized in income as Life Re's assumed contracts are novated to MARC.

FEDERAL EMPLOYEE HEALTH BENEFIT PLAN (FEHBP)

     The Federal Employee Health Benefit Plan (FEHBP) business formerly written by Assurance and assumed by VFL as part of the Reinsurance Pooling Agreement was transferred to another insurance entity owned by Casualty effective September 1, 2000. All assets and liabilities of this business were transferred through a novation agreement, and VFL was relieved of any ongoing direct or contingent liability with respect to this business.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)-CONTINUED
                               SEPTEMBER 30, 2001

NOTE 6.  (CONTINUED)

GROUP ACCIDENT & HEALTH TRANSACTION

      VFL and Assurance along with Casualty (collectively, the "Insurers") have entered into an indemnity reinsurance agreement (the "Agreement") with CNA Group Life Assurance Company ("CNAGLAC"), a newly formed and wholly owned subsidiary of Casualty whereby most of the existing group life and health insurance business (excluding the FEHBP business which was transferred to another insurance subsidiary of CNAF via a novation agreement as discussed in Note 5, and some runoff group and life insurance lines of business that will remain with the Insurers) of the Insurers will be transferred to CNAGLAC via a reinsurance agreement, effective January 1, 2001. The purpose of this transaction, along with the FEHBP transaction that was completed on September 1, 2000, is to move, over time, substantially all of the group life and health insurance business from VFL and Assurance to other insurance subsidiaries of CNAF. When CNAGLAC obtains the appropriate licenses to write group life and health insurance business, CNAGLAC will replace the group life and health insurance in force contracts of the Insurers, excluding the FEHBP business, with equivalent contracts issued directly by CNAGLAC.

     The following table summarizes VFL's earned premiums, income (loss) before income tax and total assets for FEHBP, Life Re and the Group Accident & Health business.

----------------------------------------------------------------------------------------------
PERIOD ENDED SEPTEMBER 30, 2000                   THREE MONTHS            NINE MONTHS
----------------------------------------------------------------------------------------------
(In thousands of dollars)
FEDERAL EMPLOYEE HEALTH BENEFIT PLAN:
   Earned premiums                                  $ 37,605              $137,683
   Income (loss) before income tax                       437                 1,364

LIFE RE:
   Earned premiums                                  $  6,662              $ 17,234
   Income before income tax                              667                 2,266

GROUP ACCIDENT AND HEALTH:
   Earned premiums                                  $ 12,716              $ 37,025
   Income before income tax                              477                 1,761
-------------------------------------------------------------------------------------------
                                                                            DECEMBER 31,
AS OF:                                                                         2000
-----------------------------------------------------------------------------------------

(In thousands of dollars)
TOTAL ASSETS:
Federal Employee Health Benefit Plan (FEHBP)*                                 $   --
Life Re                                                                       33,641
Group Accident and Health                                                     56,851
=====================================================================================

    * FEHBP business transferred September 1, 2000.

                       VALLEY FORGE LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) -CONTINUED

                               SEPTEMBER 30, 2001


NOTE 6. (CONTINUED)


RESULTS OF OPERATIONS FOR THE REMAINING BUSINESS (ON A PRO FORMA BASIS)

         The transfer or sale of the three business lines to other entities had a significant impact on the results of operations of VFL. The following schedule highlights the results of operations for VFL on a pro forma basis for three and nine months ended September 30, 2001 and 2000.

--------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS                  NINE MONTHS
PRO FORMA FOR PERIOD ENDED SEPTEMBER 30,                               2001           2000           2001          2000
--------------------------------------------------------------------------------------------------------------------------

(In thousands of dollars)
Operating revenues (excluding realized investment gains (losses))
     Net earned premiums                                               $ 12,850      $ 10,552       $ 35,137     $ 29,809
     Net investment income                                               12,484         9,803         36,775       29,513
     Other                                                                  780         1,517          6,480        5,843
                                                                    ------------------------------------------------------
        Total operating revenues                                         26,114        21,872         78,392       65,165
Benefits and expenses                                                    23,657        15,152         60,371       44,076
                                                                    ------------------------------------------------------
    Operating income before income tax expense                            2,457         6,720         18,021       21,089
Income tax expense                                                        (919)       (2,738)        (6,409)      (7,719)
                                                                    ------------------------------------------------------
    Net operating income before realized investment gains (losses)        1,538         3,982         11,612       13,370
Realized investment gains (losses), net of tax                            2,970         (424)          7,614      (2,878)
--------------------------------------------------------------------------------------------------------------------------
        PRO FORMA NET INCOME - REMAINING BUSINESS UNITS                 $ 4,508       $ 3,558       $ 19,226      $10,492
--------------------------------------------------------------------------------------------------------------------------

World Trade Center (WTC) Catastrophe

         The WTC impact on the third quarter was estimated, for pre-tax, at $7.5 million, gross of reinsurance and $2.2 million net of reinsurance. The after tax estimated impact is $4.9 million, gross of reinsurance and $1.4 million net of reinsurance. These estimates are subject to considerable uncertainty. Subsequent developments on claims arising out of the WTC catastrophe could result in an increase in the total estimated claims, which could be material to the results of operations.

NOTE 7.  LEGAL PROCEEDINGS

         VFL is party to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the financial position or results of operations of VFL.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001

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


RESULTS OF OPERATIONS

         The following table summarizes key components of VFL's operating results for the three and nine months ended September 30, 2001 and 2000.

   ----------------------------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS                NINE MONTHS
   PERIOD ENDED SEPTEMBER 30,                                                  2001          2000         2001          2000
   ----------------------------------------------------------------------------------------------------------------------------

   (In thousands of dollars)
      Revenues
      Net earned premiums                                                     $12,886       $67,535    $ 35,241       $221,751
      Net investment income                                                    12,275        11,309      36,860         33,443
      Other                                                                       678         1,512       6,489          5,914
                                                                       --------------------------------------------------------
           Total operating revenues                                            25,839        80,356      78,590        261,108
   Benefits and expenses                                                       23,794        72,054      60,819        234,627
                                                                       --------------------------------------------------------
     Operating income before income tax expense                                 2,045         8,302      17,771         26,481
   Income tax expense                                                           (774)       (2,956)     (6,343)        (9,390)
                                                                       --------------------------------------------------------
        Net operating income before realized investment gains (losses)          1,271         5,346      11,428         17,091
        Net realized investment gains (losses), net of tax                      2,701            56       7,706        (2,697)
   ----------------------------------------------------------------------------------------------------------------------------
        NET INCOME                                                            $ 3,972       $ 5,402    $ 19,134        $14,394
   ============================================================================================================================

         Operating income before income tax expense for the three and nine months ended September 30, 2001 decreased by $6.3 million and $8.7 million, respectively. These decreases were primarily the result of decreases in operating revenues of $54.5 million and $182.5 million for the three and nine months ended September 30, 2001, respectively, which were only partially offset by decreases in benefits and expenses of $48.3 million and $173.8 million for each of the corresponding periods. The changes in revenues and expenses were due to the impact of the business transferred, as discussed below, as well as the results of the remaining businesses which are further discussed in the sections that follow.

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

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 2001

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

         VFL and Assurance along with Casualty (collectively, the "Insurers") have entered into an indemnity reinsurance agreement (the "Agreement") with CNA Group Life Assurance Company (CNAGLAC), a newly formed and wholly-owned subsidiary of Casualty whereby most of the existing group life and health insurance business (excluding the FEHBP business which was transferred to another insurance subsidiary of CNA via a novation agreement as discussed in
  Note 5 to the Condensed Financial Statements, and some runoff group and life insurance lines of business that will remain with the Insurers) of the Insurers will be transferred to CNAGLAC via a reinsurance agreement, effective January 1, 2001.

         The following table summarizes VFL's earned premiums and income (loss) before income tax for FEHBP, Life Re and the Group Accident and Health business.

     ---------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS                          NINE MONTHS
     PERIOD ENDED SEPTEMBER 30, 2000
     ---------------------------------------------------------------------------------------------------------------------
        (In thousands of dollars)
        FEDERAL EMPLOYEE HEALTH BENEFIT PLAN:
           Earned premiums                                    $ 37,605                             $ 137,683
           Income (loss) before income tax                         437                                 1,364

        LIFE RE:
           Earned premiums                                      $6,662                              $ 17,234
           Income before income tax                                668                                 2,267

        GROUP ACCIDENT AND HEALTH:
           Earned premiums                                    $ 12,716                              $ 37,025
           Income before income tax                                477                                 1,761
---------------------------------------------------------------------------------------------------------------------

         As a result of the impact that the foregoing transactions had on the results of operations of VFL, the following analyzes the results of operations of the remaining businesses. The following schedule highlights the results of operations for VFL on a pro forma basis for three and six months ended September 30, 2001 and 2000 and the following discussions and analysis are based on the pro forma results of operations.

--------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS                  NINE MONTHS
PRO FORMA FOR PERIOD ENDED SEPTEMBER 30,                               2001           2000            2001         2000
--------------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Operating Revenues (excluding realized investment gains (losses))
     Net earned premiums                                               $ 12,850      $ 10,552       $ 35,137     $ 29,809
     Net investment income                                               12,484         9,803         36,775       29,513
     Other                                                                  780         1,517          6,480        5,843
                                                                    ------------------------------------------------------
        Total operating revenues                                         26,114        21,872         78,392       65,165
Benefits and expenses                                                    23,657        15,152         60,371       44,076
                                                                    ------------------------------------------------------
    Operating income (loss) before income tax expense                     2,457         6,720         18,021       21,089
Income tax expense                                                        (919)       (2,738)        (6,409)      (7,719)
                                                                    ------------------------------------------------------
    Net operating income before realized investment gains (losses)        1,538         3,982         11,612       13,370
     Realized investment gains (losses), net of tax                       2,970         (424)          7,614      (2,878)
--------------------------------------------------------------------------------------------------------------------------
        PRO FORMA NET INCOME - REMAINING BUSINESS UNITS                 $ 4,508       $ 3,558       $ 19,226      $10,492
--------------------------------------------------------------------------------------------------------------------------

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 2001

RESULTS OF OPERATIONS - (CONTINUED)

         For the third quarter of 2001, operating income, before income tax expense and realized investment results, decreased 75% or $6.3 million from the same quarter in 2000. The transfer of three businesses accounts for approximately $2.0 million of this decrease for the third quarter of 2001. The remaining change, which is in the core business, was principally the result of an increase in net earned premiums of approximately $2.3 million or 22% and an increase in net investment income of $2.7 million or 27%, which was more than offset by increased benefits and expenses of $8.5 million, or approximately 56%, and a decrease in other revenues of $0.7 million or 49%.

         The increase in net earned premiums was primarily attributable to the increase in renewal premium revenue from growing in-force term business.
VFL's increase in net investment income for the three months ended September 30, 2001 as compared to the comparable period in 2000 was due to a higher average yield rate, primarily in fixed maturity securities and short-term investments. The increase in the yield was due primarily to the change in the composition of invested securities to relatively higher yield investment categories. The increase in benefits and expenses was mainly due to the impact of the WTC catastrophe and higher mortality experience in the term and Universal Life business. The WTC impact on the third quarter insurance claims expense was estimated at $7.5 million, gross of reinsurance and $2.2 million net of reinsurance. These expense increases were only partially offset by ceding commissions received on the transfer of the various businesses described in Note 6 to the Condensed Financial Statements. The decrease in other revenues was due primarily to a decrease in income from the Separate Accounts.

         For the nine months ended September 30, 2001, operating income, before income tax expense and realized investment results, decreased $8.7 million or 33% from the comparable period in 2000. The transfer of three businesses accounts for $5.6 million of the decrease. The remaining decrease, which is the core business, was the result of an increase in net earned premiums of approximately $5.3 million or 18%, increased net investment income of $7.3 million or 25%, and an increase in other revenues of $0.6 million or 11%, which were more than offset by increased benefits and expenses of $16.3 million or 37%.

         The increase in net earned premiums was primarily attributable to the increase in renewal premium revenue from growing in-force term business. VFL's increase in net investment income for the nine months ended September 30, 2001 as compared to the comparable period in 2000 was due to a higher average yield rate, primarily in fixed maturity securities and short-term investments. The increase in the yield was due primarily to the change in the composition of invested securities to relatively higher yield investment categories. The average yield for the nine months ended September 30, 2001 was approximately 7.4% as compared to 7.1% for the comparable period in 2000. The increase in benefits and expenses was mainly due to the combination of factors. The impact of the WTC catastrophe, and higher mortality experience in the term and Universal Life business. These expense increases were only partially offset by ceding commissions received on the transfer of the various businesses described in Note 6 to the Condensed Financial Statements. The increase in other revenues for the nine months ended September 30, 2001 as compared to the comparable period in 2000 was due primarily to an increase in income from separate accounts as the result of increased service charges earned on policyholder accounts and increased surrender charges for interest sensitive products in the first quarter of 2001.

         Realized investment gains, net of taxes, increased $2.6 million for the core business for the third quarter and $10.4 million for the nine months ended September 30, 2001 from the same period of 2000.

                       VALLEY FORGE LIFE INSURANCE COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
                               SEPTEMBER 30, 2001

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


      On April 1, 2001 VFL adopted Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). EITF 99-20 establishes how a transferor that retains an interest in securitized financial assets or an enterprise that purchases a beneficial interest in securitized financial assets should account for interest income and impairment. This issue did not have a significant impact on the results of operations or equity of the Company.


      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of this statement are effective for VFL beginning January 1, 2002. VFL is in the process of quantifying the impact this new standard will have on its operations and financial position.

CODIFICATION

      On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles (Codification) for preparing its statutory-basis financial statements. Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states in which VFL conducts business required adoption of Codification for the preparation of statutory-basis financial statements effective January 1, 2001. The Company's adoption of Codification resulted in an increase in statutory capital and surplus upon adoption of approximately $2.8 million as of January 1, 2001, which primarily relates to deferred tax assets, partially offset by insurance-related assessments and pension-related liabilities.


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

                       VALLEY FORGE LIFE INSURANCE COMPANY
                               SEPTEMBER 30, 2001
                            PART II OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
         Information as to VFL's legal proceedings is set forth in PART I, Note 7 to the Condensed Financial Statements on Page 13, included herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
         Omitted pursuant to General Instruction H (2) (b) of Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         Omitted pursuant to General Instruction H (2) (b) of Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Omitted pursuant to General Instruction H (2) (b) of Form 10-Q.

ITEM 5. OTHER INFORMATION
         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:      None.


         (b) REPORTS ON FORM 8-K:
         There were no reports on Form 8-K for the nine months ended September 30, 2001.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Valley Forge Life Insurance Company






By   ROBERT V. DEUTSCH
     -----------------
Robert V. Deutsch
Director, Executive Vice President
and Chief Financial Officer

Date: November 14, 2001